Form 10-Q
period 1995-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 1995-05-03
CIK 202953

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-8667
                       ------

                        PUBLIC STORAGE PROPERTIES, LTD.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                          95-3196921
- - ----------------------------------------------         -------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                      91203
- - ----------------------------------------------          ------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
                                                        ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----          -----

                                     INDEX


                                                            Page
                                                            ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at March 31, 1995
    and December 31, 1994                                     2

  Condensed statements of operations for the three
    months ended March 31, 1995 and 1994                      3

  Condensed statement of partners' deficit for the
    three months ended March 31, 1995                         4

  Condensed statements of cash flows for the
    three months ended March 31, 1995 and 1994                5

  Notes to condensed financial statements                   6-7

  Management's discussion and analysis of
    financial condition and results of operations           8-9

PART II.  OTHER INFORMATION                                  10

                        PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                  March 31,       December 31,
                                                    1995              1994
                                                  ---------       ------------
              ASSETS
              ------

Cash and cash equivalents                         $   235,000    $   162,000
Marketable securities of affiliate
   at market value (cost of $347,000)                 673,000        574,000
Rent and other receivables                             78,000         63,000


Real estate facilities at cost:
   Building, land improvements and equipment        7,237,000      7,149,000
   Land                                             2,511,000      2,511,000
                                                  -----------    -----------
                                                    9,748,000      9,660,000

   Less accumulated depreciation                   (4,369,000)    (4,288,000)
                                                  -----------    -----------
                                                    5,379,000      5,372,000
                                                  -----------    -----------

Other assets                                          239,000        247,000
                                                  -----------    -----------

      Total assets                                $ 6,604,000    $ 6,418,000
                                                  ===========    ===========

   LIABILITIES AND PARTNERS' DEFICIT
   ---------------------------------

Accounts payable                                 $    237,000    $     30,000
Deferred revenue                                      126,000         136,000
Notes payable                                      17,738,000      17,995,000

Partners' deficit:
   Limited partners' deficit, $500 per
      unit, 10,000 units authorized, 9,890
      issued and outstanding                       (8,779,000)     (8,888,000)
   General partners' deficit                       (3,044,000)     (3,082,000)
   Unrealized gain on marketable
      securities                                      326,000         227,000
                                                 ------------    ------------

   Total partners' deficit                        (11,497,000)    (11,743,000)
                                                 ------------    ------------

   Total  liabilities and partners' deficit      $  6,604,000    $  6,418,000
                                                 ============    ============

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months Ended
                                                      March 31,
                                                ---------------------
                                                   1995        1994
                                                ---------   ---------

REVENUES:

Rental income                                    $934,000    $876,000
Interest income and other income
  (including dividends from marketable
    securities of affiliate in 1995)               10,000      26,000
                                                 --------    --------

                                                  944,000     902,000
                                                 --------    --------


COSTS AND EXPENSES:

Cost of operations                                238,000     207,000
Management fees paid to affiliate                  56,000      53,000
Depreciation and amortization                      81,000      74,000
Administrative                                     34,000      15,000
Interest expense                                  388,000     439,000
                                                 --------    --------

                                                  797,000     788,000
                                                 --------    --------

NET INCOME                                       $147,000    $114,000
                                                 ========    ========

Limited partners'
   share of net income
   ($9.20 per unit in 1995
    and $5.65 per unit in 1994)                  $145,000    $113,000

General partners' share
   of net income                                    2,000       1,000
                                                 --------    --------

                                                 $147,000    $114,000
                                                 ========    ========

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                  Unrealized
                                                                   Gain on        Total
                                     Limited         General      Marketable     Partners'
                                     Partners       Partners      Securities      Equity
                                   ------------   -------------   ----------   -------------
Balance at December 31, 1994       $(8,888,000)    $(3,082,000)     $227,000   $(11,743,000)

Unrealized gain on marketable
     Securities                              -               -        99,000         99,000
Net Income                             145,000           2,000             -        147,000
Equity transfer                        (36,000)         36,000             -              -
                                   -----------     -----------      --------   ------------
Balance at March 31, 1995          $(8,779,000)    $(3,044,000)     $326,000   $(11,497,000)
                                   ===========     ===========      ========   ============

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     March 31,
                                                               ------------------------
                                                                  1995          1994
                                                               -----------   ----------

Cash flows from operating activities:

      Net income                                                $ 147,000     $114,000

      Adjustments to reconcile net
            income to net cash provided
            by operating activities:

        Depreciation and amortization                              81,000       74,000
        Increase in rent and other receivables                    (15,000)     (47,000)
        Decrease in other assets                                    8,000        7,000
        Decrease in accounts payable                              207,000       (9,000)
        Decrease in deferred revenue                              (10,000)     (12,000)
                                                                ---------     --------

            Total adjustments                                     271,000       13,000
                                                                ---------     --------
            Net cash provided
                by operating activities                           418,000      127,000
                                                                ---------     --------

Cash flows from investing activities:

      Additions to real estate facilities                         (88,000)     (28,000)
                                                                ---------     --------

            Net cash used in
                investing activities                              (88,000)     (28,000)
                                                                ---------     --------

Cash flows from financing activities:

      Principal payments on note payable                         (257,000)     (99,000)
                                                                ---------     --------

            Net cash used in
                financing activities                             (257,000)     (99,000)
                                                                ---------     --------

Net decrease in
  cash and cash equivalents                                       (73,000)           -

Cash and cash equivalents at
  the beginning of the period                                     162,000      136,000
                                                                ---------     --------

Cash and cash equivalents at
  the end of the period                                         $ 235,000     $136,000
                                                                =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:

          Increase in fair value of marketable securities       $(326,000)   $       -
                                                                =========    =========
     Unrealized gain on marketable securities                     326,000            -
                                                                =========    =========

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


   1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1994.

   2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1995, the results of its operations for the three months ended March 31, 1995 and its cash flows for the three months then ended.

   3. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results expected for the full year.

   4. Marketable securities at March 31, 1995 consist of 39,911 common shares of Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust, whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." requires marketable securities to be classified as trading or available for sale. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at March 31, 1995, the Partnership has recorded the marketable securities at fair value and, based upon the closing quoted price of the securities at March 31, 1995, recorded a corresponding unrealized gain totaling $326,000 as a credit to Partnership equity.

   5. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties. The result of those assessments have not been completed. The Partnership is not presently aware of any environmental matters with respect to any of its properties which would have a materially adverse effect on the Company's financial position. Included in administrative expenses on the statements of operations for three months ended March 31, 1995 is approximately $24,000 in cost incurred in connection with the environmental assessments.

                        PUBLIC STORAGE PROPERTIES, LTD.,
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS
   ---------------------

       THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994:

       The Partnership's net income for the three months ended March 31, 1995 was $147,000 compared to $114,000 for the three months ended March 31, 1994, representing an increase of $33,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities and a decrease in interest expense resulting from a lower note payable balance in 1995 compared to 1994.

       Rental income was $934,000 compared to $876,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $58,000. This increase is primarily attributable to an increase in occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 90% and 84% for the three months ended March 31, 1995 and 1994, respectively.

       Other income decreased $16,000 in the three months ended March 31, 1995 compared to the same period in 1994 as the result of less dividend income earned on marketable securities of affiliate. This decrease is due to a decrease in the number of shares held in 1995 compared to 1994.

       Cost of operations (including management fees paid to an affiliate) increased $34,000 to $294,000 from $260,000 for the three months ended March 31, 1995 and 1994, respectively. This increase is mainly attributable to increases in payroll and management fees paid to an affiliate. Payroll increased in 1995 compared to 1994 due to an increase in incentive payroll attributable to an increase in property performance.

       Administrative expenses increased $19,000 for the three months ended March 31, 1995 compared to the same period in 1994 primarily as the result of cost incurred on environmental assessments on the Partnership's properties. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties. The result of those assessments have not been completed. However, the Partnership is not presently aware of any environmental matters with respect to any of its properties which would have a materially adverse effect on the Company's financial position.


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------
       Cash generated from operations ($418,000 for the three months ended March 31, 1995) has been sufficient to meet all current obligations of the Partnership.

       At March 31, 1995 the Partnership held 39,911 shares of common stock (marketable securities) with a fair value totaling $673,000 (cost basis of $326,000 at March 31, 1995) in Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust, whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). The Partnership recognized $9,000 in dividends for the three months ended March 31, 1995 and included this in other income on the condensed Statements of Operations.

       In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its cash reserves for principal payments that commenced in 1993. Future distribution rates may be adjusted to levels supported by operating cash flow after capital improvements and scheduled debt service.

                          PART II.  OTHER INFORMATION


  ITEMS 1 through 6 are inapplicable.



                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: April 28, 1995

                                       PUBLIC STORAGE PROPERTIES, LTD.

                                       BY: Public Storage, Inc.
                                           General Partner




                                       BY: /s/ Ronald L. Havner, Jr.
                                           ----------------------------
                                           Ronald L. Havner, Jr.
                                           Vice President and Chief
                                           Financial Officer
                                           (principal accounting and
                                           financial officer)