Form 10-Q/A
period 1995-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 1995-05-08
CIK 202953

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1995

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-8667
                       ------

                        PUBLIC STORAGE PROPERTIES, LTD.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              California                                       95-3196921
- ---------------------------------------                 ------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification Number)

         600 N. Brand Boulevard
          Glendale, California                                    91203
- ---------------------------------------                 ------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                                  --------------


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

                                    INDEX



                                                        Page
                                                        ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at March 31, 1995
    and December 31, 1994                                  2

  Condensed statements of operations for the three
    months ended March 31, 1995 and 1994                   3

  Condensed statement of partners' deficit for the
    three months ended March 31, 1995                      4

  Condensed statements of cash flows for the
    three months ended March 31, 1995 and 1994             5

  Notes to condensed financial statements                6-7

  Management's discussion and analysis of
    financial condition and results of operations        8-9

PART II.  OTHER INFORMATION                               10


                        PUBLIC STORAGE PROPERTIES, LTD.
                           CONDENSED BALANCE SHEETS

                                                 March 31,     December 31,
                                                   1995            1994
                                                ----------     ------------
          ASSETS
          ------
Cash and cash equivalents                       $   235,000    $    162,000
Marketable securities of affiliate
  at market value (cost of $347,000)                673,000         574,000
Rent and other receivables                           78,000          63,000


Real estate facilities at cost:
 Building, land improvements and equipment        7,237,000       7,149,000
 Land                                             2,511,000       2,511,000
                                                -----------    ------------
                                                  9,748,000       9,660,000

 Less accumulated depreciation                   (4,369,000)     (4,288,000)
                                                -----------    ------------
                                                  5,379,000       5,372,000
                                                -----------    ------------

Other assets                                        239,000         247,000
                                                -----------    ------------

   Total assets                                 $ 6,604,000    $  6,418,000
                                                ===========    ============
        LIABILITIES AND PARTNERS' DEFICIT
        ---------------------------------
Accounts payable                                $   237,000    $     30,000
Deferred revenue                                    126,000         136,000
Notes payable                                    17,738,000      17,995,000

Partners' deficit:
 Limited partners' deficit, $500 per
  unit, 20,000 units authorized, issued
  and outstanding                                (8,779,000)     (8,888,000)
 General partners' deficit                       (3,044,000)     (3,082,000)
 Unrealized gain on marketable
  securities                                        326,000         227,000
                                               ------------    ------------

 Total partners' deficit                        (11,497,000)    (11,743,000)
                                               ------------    ------------

 Total liabilities and partners' deficit       $  6,604,000    $  6,418,000
                                               ============    ============

                            See accompanying notes.

                        PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        1995       1994
                                                      -------     -------

REVENUES:

Rental income                                         $934,000    $876,000
Interest income and other income
  (including dividends from marketable
    securities of affiliate in 1995)                    10,000      26,000
                                                      --------    --------

                                                       944,000     902,000
                                                      ========    ========

COSTS AND EXPENSES:

Cost of operations                                     238,000     207,000
Management fees paid to affiliate                       56,000      53,000
Depreciation and amortization                           81,000      74,000
Administrative                                          34,000      15,000
Interest expense                                       388,000     439,000
                                                      --------    --------

                                                       797,000     788,000
                                                      --------    --------

NET INCOME                                            $147,000    $114,000
                                                      ========    ========

Limited partners'
   share of net income
   ($7.25 per unit in 1995
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

                            See accompanying notes

                        PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      March 31,
                                                               ------------------------
                                                                  1995          1994
                                                               -----------   ----------
Cash flows from operating activities:

      Net income                                                $ 147,000     $114,000

      Adjustments to reconcile net
            income to net cash provided
            by operating activities:

        Depreciation and amortization                              81,000       74,000
        Increase in rent and other receivables                    (15,000)     (47,000)
        Decrease in other assets                                    8,000        7,000
        Decrease in accounts payable                              207,000       (9,000)
        Decrease in deferred revenue                              (10,000)     (12,000)
                                                                ---------     --------

            Total adjustments                                     271,000       13,000
                                                                ---------     --------
            Net cash provided
                by operating activities                           418,000      127,000
                                                                ---------     --------

Cash flows from investing activities:

      Additions to real estate facilities                         (88,000)     (28,000)
                                                                ---------     --------

            Net cash used in
                investing activities                              (88,000)     (28,000)
                                                                ---------     --------

Cash flows from financing activities:

      Principal payments on note payable                         (257,000)     (99,000)
                                                                ---------     --------

            Net cash used in
                financing activities                             (257,000)     (99,000)
                                                                ---------     --------

Net decrease in
  cash and cash equivalents                                       (73,000)           -

Cash and cash equivalents at
  the beginning of the period                                     162,000      136,000
                                                                ---------     --------

Cash and cash equivalents at
  the end of the period                                         $ 235,000     $136,000
                                                                =========     ========
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:

          Increase in fair value of marketable securities       $(326,000)   $       -
                                                                =========     ========

          Unrealized gain on marketable securities                326,000            -
                                                                =========     ========

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

                          PART II.  OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.

ITEM 6  Exhibits and Reports on Form 8-K

           (a) The following Exhibit is included herein:
               (27) Financial Data Schedule

           (b)  Form 8 - K
                None.


                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: May 3, 1995

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