Form 10-Q
period 1995-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 1995-08-14
CIK 202953

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-8667
                       ------

                        PUBLIC STORAGE PROPERTIES, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                       95-3196921
--------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                     Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                     91203
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
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

                                    INDEX



                                                                     Page
                                                                     ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at June 30, 1995
    and December 31, 1994                                              2

  Condensed statements of operations for the three and six
    months ended June 30, 1995 and 1994                                3

  Condensed statement of partners' deficit for the
    six months ended June 30, 1995                                     4

  Condensed statements of cash flows for the
    six months ended June 30, 1995 and 1994                            5

  Notes to condensed financial statements                            6-7

  Management's discussion and analysis of
    financial condition and results of operations                    8-9

PART II.  OTHER INFORMATION                                           10

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                    June 30,     December 31,
                                                      1995           1994
                                                  -----------    ------------
                 ASSETS
                 ------

Cash and cash equivalents                         $    72,000    $   162,000
Marketable securities of affiliate
   at market value (cost of $347,000)                 654,000        574,000
Rent and other receivables                             42,000         63,000


Real estate facilities at cost:
   Building, land improvements and equipment        7,353,000      7,149,000
   Land                                             2,511,000      2,511,000
                                                  -----------    -----------
                                                    9,864,000      9,660,000

   Less accumulated depreciation                   (4,456,000)    (4,288,000)
                                                  -----------    -----------
                                                    5,408,000      5,372,000
                                                  -----------    -----------

Other assets                                          231,000        247,000
                                                  -----------    -----------

      Total assets                                $ 6,407,000    $ 6,418,000
                                                  ===========    ===========

   LIABILITIES AND PARTNERS' DEFICIT
   ---------------------------------

Accounts payable                                 $    108,000    $     30,000
Deferred revenue                                      125,000         136,000
Notes payable                                      17,479,000      17,995,000

Partners' deficit:
   Limited partners' deficit, $500 per
      unit, 20,000 units authorized, issued
      and outstanding                              (8,674,000)     (8,888,000)
   General partners' deficit                       (2,938,000)     (3,082,000)
   Unrealized gain on marketable
      securities                                      307,000         227,000
                                                 ------------    ------------

   Total partners' deficit                        (11,305,000)    (11,743,000)
                                                 ------------    ------------

   Total liabilities and partners' deficit       $  6,407,000    $  6,418,000
                                                 ============    ============


                            see accompanying notes.

                        PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended       Six Months Ended
                                             --------------------   ------------------------
                                               1995        1994        1995          1994
                                             --------    --------   ----------    ----------
REVENUE:
Rental income                                $963,000    $902,000   $1,897,000    $1,778,000
Dividends and other income
  (including dividends from marketable
   securities of affiliate)                     8,000      27,000       18,000        53,000
                                             --------    --------   ----------    ----------
                                              971,000     929,000    1,915,000     1,831,000
                                             --------    --------   ----------    ----------

COSTS AND EXPENSES:

Costs of operations                           219,000     220,000      457,000       427,000
Management fees paid to an affiliate           58,000      54,000      114,000       107,000
Depreciation and amortization                  87,000      74,000      168,000       148,000
Administrative                                 13,000      35,000       47,000        50,000
Interest expense                              383,000     435,000      771,000       874,000
                                             --------    --------   ----------    ----------
                                              760,000     818,000    1,557,000     1,606,000
                                             --------    --------   ----------    ----------

NET INCOME                                   $211,000    $111,000   $  358,000    $  225,000
                                             ========    ========   ==========    ==========

Limited partners' share of net income
    ($17.70 per unit in 1995 and
    $11.15 per unit in 1994)                                        $  354,000    $  223,000
 General partners' share of net income                                   4,000         2,000
                                                                    ----------    ----------

                                                                    $  358,000    $  225,000
                                                                    ==========    ==========


                            see accompanying notes.

                        PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                    Unrealized
                                      Gain on          Total
                                      Limited         General      Marketable      Partners
                                     Partners        Partners      Securities      Deficit
                                   -------------   -------------   ----------   --------------

Balance at December 31, 1994        $(8,888,000)    $(3,082,000)     $227,000    $(11,743,000)

Unrealized gain on marketable
     Securities                               -               -        80,000          80,000
Net income                              354,000           4,000             -         358,000
Equity transfer                        (140,000)        140,000             -               -
                                    -----------     -----------      --------    ------------

Balance at June 30, 1995            $(8,674,000)    $(2,938,000)     $307,000    $(11,305,000)
                                    ===========     ===========      ========    ============

                            see accompanying notes.

                        PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Six Months Ended
                                                                     June 30,
                                                               ------------------------
                                                                  1995         1994
                                                               ---------    -----------

Cash flows from operating activities:

      Net income                                               $ 358,000    $   225,000

      Adjustments to reconcile net
            income to net cash provided
            by operating activities:

        Depreciation and amortization                            168,000        148,000
        Decrease (increase) in rent and other receivables         21,000        (25,000)
        Decrease in prepaid loan fees                             16,000         16,000
        Increase in other assets                                       -         (9,000)
        Increase (decrease) in accounts payable                   78,000        (15,000)
        Decrease in deferred revenue                             (11,000)        (8,000)
                                                               ---------    -----------

            Total adjustments                                    272,000        107,000
                                                               ---------    -----------
            Net cash provided
                by operating activities                          630,000        332,000
                                                               ---------    -----------

Cash flows from investing activities:

      Additions to real estate facilities                       (204,000)       (34,000)
                                                               ---------    -----------

            Net cash used in
                investing activities                            (204,000)       (34,000)
                                                               ---------    -----------

Cash flows from financing activities:

      Proceeds from note payable                                       -      3,000,000
      Proceeds from note payable to affiliate                          -      1,250,000
      Principal payment on note payable
            to affiliate                                               -     (4,350,000)
      Principal payments on note payable                        (516,000)      (201,000)
                                                               ---------    -----------

            Net cash used in
                financing activities                            (516,000)      (301,000)
                                                               ---------    -----------

Net  decrease in cash
  and cash equivalents                                           (90,000)        (3,000)

Cash and cash equivalents at
  the beginning of the period                                    162,000        136,000
                                                               ---------    -----------

Cash and cash equivalents at
   the end of the period                                       $  72,000    $   133,000
                                                               =========    ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:

          Increase in fair value of marketable securities      $ (80,000)   $        -
                                                               =========    ===========

     Unrealized gain on marketable securities                     80,000             -
                                                               =========    ===========

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

   2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1995, the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months then ended.

   3. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results expected for the full year.

   4. Marketable securities at June 30, 1995 consist of 39,911 common shares of Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust, whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires marketable securities to be classified as trading or available for sale. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at June 30, 1995, the Partnership has recorded the marketable securities at fair value and, based upon the closing quoted price of the securities at June 30, 1995, recorded a corresponding unrealized gain totaling $307,000 as a credit to Partnership equity.

   5. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the six month period ended June 30, 1995, the Partnership completed environmental assessments on its properties. Those assessments indicated that the Partnership's property sites do not have any significant environmental issues which would have a materially adverse effect on the Company's financial position. Included in administrative expenses on the statements of operations for six months ended June 30, 1995 is approximately $24,000 incurred in connection with the environmental assessments.

                        PUBLIC STORAGE PROPERTIES, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS
   ---------------------
   THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE AND SIX MONTHS
       ENDED JUNE 30, 1994:

       The Partnership's net income for the six months ended June 30, 1995 was $358,000 compared to $225,000 for the six months ended June 30, 1994, representing an increase of $133,000, or 59%. The Partnership's net income for the three months ended June 30, 1995 was $211,000 compared to $111,000 for the three months ended June 30, 1994, representing an increase of $100,000, or 90%. These increases are primarily a result of increased rental income combined with decreased interest expense due to lower outstanding loan balances in 1995 compared to 1994.

       Rental income was $1,897,000 compared to $1,778,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $119,000. Rental income was $963,000 compared to $902,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $61,000. These increases are primarily attributable to increased occupancy levels and increased rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 90% and 85% for the six months
   ended June 30, 1995 and 1994, respectively.   Realized rent for the six
   months ended June 30, 1995 increased to $.69 per occupied square foot from $.68 per occupied square foot for the six months ended June 30, 1994.

       Cost of operations (including management fees paid to affiliate) increased $37,000 to $571,000 from $534,000 for the six months ended June 30, 1995 and 1994 respectively. This increase is mainly attributable to increases in payroll and management fees paid to an affiliate. Cost of operations (including management fees paid to affiliate) remained stable for the three months ended June 30, 1995 and 1994, respectively.

       Administrative expenses increased $3,000 for the six months ended June 30, 1995 compared to the same period in 1994 primarily as the result of cost incurred on environmental assessments on the Partnership's properties offset by legal costs incurred in 1994. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties. The result of those assessments have been completed.

   However, the Partnership is not presently aware of any significant environmental matters with respect to any of its properties which would have a materially adverse effect on the Company's financial position.


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------
       Cash generated from operations ($630,000 for the six months ended June 30, 1995) has been sufficient to meet all current obligations of the Partnership.

       At June 30, 1995 the Partnership held 39,911 shares of common stock (marketable securities) with a fair value totaling $654,000 (cost basis of $326,000 at March 31, 1995) in Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust, whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). The Partnership recognized $9,000 in dividends for the three months ended June 30, 1995 and included this in other income on the condensed Statements of Operations.

       In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its cash reserves for principal payments that commenced in 1993. Future distribution rates may be adjusted to levels supported by operating cash flow after capital improvements and scheduled debt service.

                          PART II.  OTHER INFORMATION


  ITEMS 1 through 4 are inapplicable.

  ITEM 5  Other Information
          -----------------

          On August 7, 1995 PSI and B. Wayne Hughes, general partners of the Partnership, commenced a cash tender offer for up to 9,000 of the 20,000 outstanding Units in the Partnership at a purchase price of $171 per Unit (the "August 7, 1995 Offer to Purchase"). The August 7, 1995 Offer to purchase will expire on September 11, 1995, unless extended.

  ITEM 6  Exhibits and Reports on Form 8-K
          --------------------------------

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



                                       DATED: August 11, 1995

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