Form 10-Q
period 1995-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 1995-11-13
CIK 202953

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1995

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-8667
                       ------

                        PUBLIC STORAGE PROPERTIES, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                          95-3196921
   -------------------------------                       ----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                        91203
----------------------------------------                  ---------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
                                                          ---------------------


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

                                    INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at September 30, 1995
    and December 31, 1994                                                     2

  Condensed statements of operations for the three and nine
    months ended September 30, 1995 and 1994                                  3

  Condensed statement of partners' deficit for the
    nine months ended September 30, 1995                                      4

  Condensed statements of cash flows for the
    nine months ended September 30, 1995 and 1994                             5

  Notes to condensed financial statements                                   6-7

  Management's discussion and analysis of
    financial condition and results of operations                           8-9


PART II.  OTHER INFORMATION                                               10-11

                        PUBLIC STORAGE PROPERTIES , LTD.
                            CONDENSED BALANCE SHEETS


                                                September 30,    December 31,
                                                    1995             1994
                                                -------------    ------------
                                                 (Unaudited)
              ASSETS
              ------


Cash and cash equivalents                         $    81,000    $    162,000
Marketable securities of affiliate
   at market value (cost of $347,000)                 743,000         574,000
Rent and other receivables                             40,000          63,000


Real estate facilities at cost:
   Building, land improvements and equipment        7,464,000       7,149,000
   Land                                             2,511,000       2,511,000
                                                  -----------    ------------
                                                    9,975,000       9,660,000

   Less accumulated depreciation                   (4,548,000)     (4,288,000)
                                                  -----------    ------------
                                                    5,427,000       5,372,000
                                                  -----------    ------------

Other assets                                          222,000         247,000
                                                  -----------    ------------

      Total assets                                $ 6,513,000    $  6,418,000
                                                  -----------    ------------

   LIABILITIES AND PARTNERS' DEFICIT
   ---------------------------------

Accounts payable                                 $    168,000    $     30,000
Deferred revenue                                      115,000         136,000
Notes payable                                      17,217,000      17,995,000

Partners' deficit:
   Limited partners' deficit, $500 per
      unit, 20,000 units authorized, issued
      and outstanding                              (8,452,000)     (8,888,000)
   General partners' deficit                       (2,931,000)     (3,082,000)
   Unrealized gain on marketable
      securities                                      396,000         227,000
                                                 ------------    ------------

   Total partners' deficit                        (10,987,000)    (11,743,000)
                                                 ------------    ------------

   Total liabilities and partners' deficit       $  6,513,000    $  6,418,000
                                                 ------------    ------------

                            see accompanying notes.

                        PUBLIC STORAGE PROPERTIES , LTD.
                       CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       --------------------------      ---------------------------
                                                         1995             1994             1995           1994
                                                       --------        ----------      -----------      ----------
REVENUES:
Rental income                                          $976,000        $  913,000       $2,873,000      $2,691,000
Gain on sale of marketable
    securities                                                -           479,000                -         479,000
Dividends and other income
  (including dividends from marketable
   securities of affiliate)                               8,000            27,000           26,000          80,000
                                                       --------        ----------       ----------      ----------
                                                        984,000         1,419,000        2,899,000       3,250,000
                                                       --------        ----------       ----------      ----------

COSTS AND EXPENSES:
Costs of  operations                                    213,000           207,000          670,000         634,000
Management fees paid to an affiliate                     58,000            55,000          172,000         162,000
Depreciation and amortization                            92,000            73,000          260,000         221,000
Administrative                                           13,000             5,000           60,000          55,000
Interest expense                                        379,000           396,000        1,150,000       1,270,000
                                                       --------        ----------       ----------      ----------
                                                        755,000           736,000        2,312,000       2,342,000
                                                       --------        ----------       ----------      ----------

NET INCOME                                             $229,000        $  683,000       $  587,000      $  908,000
                                                       ========        ==========       ==========      ==========

Limited partners' share of net income
     ($29.05 per unit in 1995 and
      44.95 per unit in 1994)                                                           $  581,000      $  899,000
 General partners' share of net income                                                       6,000           9,000
                                                                                        ----------      ----------

                                                                                        $  587,000      $  908,000
                                                                                        ==========      ==========

                            see accompanying notes.

                        PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                             Unrealized
                                                                              Gain on         Total
                                                Limited         General      Marketable      Partners
                                               Partners        Partners      Securities      Deficit
                                             -------------   -------------   ----------   --------------

Balance at December 31, 1994                  $(8,888,000)    $(3,082,000)     $227,000    $(11,743,000)

Change in unrealized gain on
   marketable Securities                                -               -       169,000         169,000
Net income                                        581,000           6,000             -         587,000
Equity transfer                                  (145,000)        145,000             -               -
                                              -----------     -----------      --------    ------------

Balance at September 30, 1995                 $(8,452,000)    $(2,931,000)     $396,000    $(10,987,000)
                                              ===========     ===========      ========    ============

                            see accompanying notes.

                        PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                         -------------------------------
                                                                            1995                1994
                                                                         ----------          -----------
Cash flows from operating activities:

   Net income                                                            $  587,000          $   908,000

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                            260,000              221,000
   Gain on sale of marketable securities                                          -             (479,000)
   Decrease (increase) in rent and other receivables                         23,000              (10,000)
   Decrease in prepaid loan fees                                             24,000               24,000
   Decrease (increase) in other assets                                        1,000               (9,000)
   Increase in accounts payable                                             138,000               22,000
   Decrease in deferred revenue                                             (21,000)             (11,000)
                                                                         ----------          -----------

       Total adjustments                                                    425,000             (242,000)
                                                                         ----------          -----------
       Net cash provided by operating activities                          1,012,000              666,000
                                                                         ----------          -----------

Cash flows from investing activities:

   Proceeds from the sale of marketable equity securities                         -            1,265,000
   Additions to real estate facilities                                     (315,000)             (49,000)
                                                                         ----------          -----------

       Net cash used in investing activities                               (315,000)           1,882,000
                                                                         ----------          -----------

Cash flows from financing activities:

   Proceeds from note payable                                                     -           (5,600,000)
   Proceeds from note payable to affiliate                                        -            3,000,000
   Principal payment on note payable to affiliate                                 -            1,250,000
   Principal payments on note payable                                      (778,000)            (404,000)
                                                                         ----------          -----------

       Net cash used in financing activities                               (778,000)          (1,754,000)
                                                                         ----------          -----------

Net (decrease) increase in cash and cash equivalents                        (81,000)             128,000

Cash and cash equivalents at the beginning of the period                    162,000              136,000
                                                                         ----------          -----------

Cash and cash equivalents at the end of the period                       $   81,000          $   264,000
                                                                         ==========          ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

   Increase in fair value of marketable securities                       $ (169,000)         $         -
                                                                         ==========          ===========

   Unrealized gain on marketable securities                              $  169,000          $         -
                                                                         ==========          ===========

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at September 30, 1995 consist of 39,911 common shares of Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust, whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires marketable securities to be classified as trading or available for sale. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1995, the Partnership has recorded the marketable securities at fair value and, based upon the closing quoted price of the securities at September 30, 1995, recorded a corresponding unrealized gain totaling $396,000 as a credit to Partnership equity.

5. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the six month period ended June 30, 1995, the Partnership completed environmental assessments on its properties. Those assessments indicated that the Partnership's property sites do not have any significant environmental issues which would have a materially adverse effect on the Company's financial position. Included in administrative expenses on the statements of operations for nine months ended September 30, 1995 is approximately $24,000 incurred in connection with the environmental assessments.

6. PSI, a general partner of the Partnership, and Public Storage Management, Inc. ("PSMI"), the Partnership's mini-warehouse property manager, have entered into an Agreement and Plan of Reorganization by and among PSI, PSMI and SEI, dated as of June 30, 1995, pursuant to which PSMI would be merged into SEI. Prior to the merger, substantially all of the United States real estate interests of PSI, together with Public Storage Commercial Properties Group, Inc. and Public Storage Advisers, Inc. (SEI's investment adviser), will be combined with PSMI. Upon completion of the merger, which is scheduled to occur in November 1995, SEI would replace PSI as a general partner of the Partnership. After the merger, B. Wayne Hughes would continue as a general partner of the Partnership. The merger is subject to a number of conditions.

    In November 1995, the Management Agreement with PSMI was amended to provide that upon demand from PSMI or SEI made prior to December 15, 1995, the Partnership agrees to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment.

                        PUBLIC STORAGE PROPERTIES, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

     The Partnership's net income for the nine months ended September 30, 1995 was $587,000 compared to $908,000 for the nine months ended September 30, 1994, representing a decrease of $321,000, or 35%. The Partnership's net income for the three months ended September 30, 1995 was $229,000 compared to $683,000 for the three months ended September 30, 1994, representing a decrease of $454,000, or 66%. These decreases are primarily a result of a $479,000 gain on the sale of marketable securities realized in the three months ended September 30, 1994. The decreases in net income due to the gain have been offset by increases in property operations combined with decreased interest expense due to lower outstanding loan balances in 1995 compared to 1994.

     Rental income was $2,873,000 compared to $2,691,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $182,000. Rental income was $976,000 compared to $913,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $63,000. These increases are primarily attributable to increased occupancy levels and increased rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 91% and 86% for the nine months ended September 30, 1995 and 1994, respectively. Realized rent for the nine months ended September 30, 1995 increased to $.70 per occupied square foot from $.68 per occupied square foot for the nine months ended September 30, 1994.

     Cost of operations (including management fees paid to affiliate) increased $9,000 and $46,000 for the three and nine month periods ended September 30, 1995 and 1994 respectively. These increases are mainly attributable to increases in payroll and management fees paid to an affiliate.

     Administrative expenses increased $5,000 for the nine months ended September 30, 1995 compared to the same period in 1994 primarily as the result of cost incurred on environmental assessments on the Partnership's properties offset by legal costs incurred in 1994. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties. The result of those assessments have been completed. However, the Partnership is not presently aware of any significant environmental matters with respect to any of its properties which would have a materially adverse effect on the Company's financial position. Administrative expenses increased $8,000 for the three months ended September 30, 1995 over the same period in 1994, due to a decrease in professional fees in 1994.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Cash generated from operations ($1,012,000 for the nine months ended September 30, 1995) has been sufficient to meet all current obligations of the Partnership.

     At September 30, 1995 the Partnership held 39,911 shares of common stock (marketable securities) with a fair value totaling $743,000 (cost basis of $347,000 at September 30, 1995) in Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust, whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). The Partnership recognized $8,000 and $24,000 in dividends for the three and nine months ended September 30, 1995 and included these amounts in other income on the condensed Statements of Operations. As of September 30, 1995, SEI's stock price per share has increased $9.93 over the Partnership's cost resulting in a $396,000 increase in the aggregate value of these securities.

     In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its cash reserves for principal payments that commenced in 1993. Future distribution rates may be adjusted to levels supported by operating cash flow after capital improvements and scheduled debt service.

                          PART II.  OTHER INFORMATION


ITEMS 1 through 4 are inapplicable.

ITEM  5.  Other Information
          -----------------

      In September 1995, Public Storage, Inc. completed a cash tender offer for 9,000 of the 20,000 outstanding limited partnership units in the Partnership at $171 per unit.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

             (a)  The following exhibits are included herein:

                       (10) Amendment to Management Agreement among Public Storage Management, Inc., Storage Equities, Inc. and the Partnership, dated as of November 13, 1995.

                       (27)  Financial Data Schedule

             (b)  Form 8 - K

                        None.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: November 13, 1995

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