Form 10-K405
period 1995-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 1996-03-27
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from            to
                              ------------  --------------

Commission File Number 0-8667

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         California                                               95-3196921
--------------------------------------                   ----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                     91203
---------------------------------------                     ------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  BUSINESS.
         --------
General
-------
     Public Storage Properties, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in November, 1976. The Partnership raised $10,000,000 in gross proceeds by selling 20,000 units of limited partnership interest ("Units") in an interstate offering, which commenced in October, 1977 and was completed in January, 1978. The Partnership was formed to engage in the business of developing and operating storage space for personal and business use ("mini-warehouses").

     In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. (which was one of the Partnership's general partners) ("Old PSI") and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the 'PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust organized as a California corporation. In the PSMI Merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became a co-general partner of the Partnership and the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners are PSI and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") is the major shareholder of PSI.

     The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the operation or conduct of its business and affairs.

     The Partnership's objectives are to (i) maximize the potential for appreciation in value of the Partnership's properties and (ii) generate sufficient cash flow from operations to pay all expenses, including the payment of interest to Noteholders. All of the properties were financed in September, 1987.

     The term of the Partnership is until all properties have been sold and, in any event, not later than December 31, 2035.

Investment in Facilities
------------------------

     At  December  31,  1995,  the  Partnership   owned  nine  properties.   The
Partnership purchased its last property in June, 1978.

     The  Partnership  believes that its operating  results have  benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased since 1988 while consumer demand has increased. In addition, in recent years consolidation has occurred in the fragmented mini-warehouse industry.

     Mini-warehouses are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Mini-warehouses in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Partnership experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

     The Partnership's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership does not intend to convert its mini-warehouses to other uses.

Operating Strategies
--------------------

     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

- Capitalize on "Public Storage's name recognition." PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. In the past eight years, in excess of $56 million has been expended promoting the "Public Storage" name. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI believes that it is the only mini-warehouse operator regularly using television advertising in several major markets around the country, and its in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. In addition, PSI offers a toll-free referral system, 800-44-STORE, which services approximately 100,000 calls per year from potential customers inquiring as to the nearest Public Storage mini-warehouse.

- Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has increased from 87% in 1994 to 91% in 1995. Realized monthly rents per square foot increased from $0.68 in 1994 to $0.70 in 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

- Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

- Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 107 district managers, 14 regional managers and three divisional managers (with an average of 12 years' experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 11 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operation."

Property Operator
-----------------

     The Partnership's mini-warehouses are managed by PSI (as successor-in-interest to PSMI) under a Management Agreement (as amended, the "Management Agreement", which term shall include the Amended Management Agreement dated as of February 21, 1995). PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated.

     Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, real estate investment trusts or other entities owning facilities operated by PSI.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempt to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI has developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs except as described below. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     The Management Agreement provides that the Management Agreement may be terminated without cause upon 60 days' written notice by the Partnership and upon seven years' written notice by PSI. The Management Agreement may also be terminated at any time by either party for cause, but if terminated for cause by the Partnership, the Partnership retains the right to use the service marks and related designs until a date seven years after such termination.

Competition
-----------
     Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI, and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------
     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Partnership's mini-warehouses. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------
     There are 9 persons who render services on behalf of the Partnership on a full-time basis, and 21 persons who render services on a part-time basis. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel.

ITEM 2.  PROPERTIES.
         -----------
     The following table sets forth information as of December 31, 1995 about properties owned by the Partnership:

                                                     Net               Number              Date of          Completion
             Location       Size of Parcel      Rentable Area         of Spaces           Purchase             Date
             --------       --------------      -------------         ---------           --------             ----

        CALIFORNIA
        ----------
        Corona                2.82 acres     52,000 sq. ft.             469         June 29, 1978         Dec. 1978

        Fremont               3.00 acres     53,000 sq. ft.             482         Mar. 21, 1978         Nov. 1978

        Milpitas              3.46 acres     54,000 sq. ft              439         May 8, 1978           Nov. 1978

        Norco                 1.66 acres     29,000 sq. ft              257         July 19, 1978         Dec. 1978

        North Hollywood       2.06 acres     38,000 sq. ft.             342         Mar. 17, 1978         Dec. 1979

        Pasadena              1.84 acres     38,000 sq. ft.             389         Feb. 24, 1978         Aug. 1978

        Sun Valley            2.72 acres     53,000 sq. ft.             483         May 30, 1978          Oct. 1978

        Wilmington            6.32 acres     133,000 sq. ft.           1,117        Apr. 18, 1978         Aug. 1978

        Whittier -            4.06 acres     58,000 sq. ft.             536         Nov. 29, 1977         July 1978
          El Monte

     The weighted average occupancy levels for the mini-warehouse facilities were 90% and 87% in 1995 and 1994.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Partnership completed environmental assessments on its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership has expensed, as of December 31, 1995, an estimated $22,000 for known environmental remediation requirements.

     The properties are held subject to encumbrances which are described in this report under Note 7 of the Notes to the Financial Statements included in Item 14(a).

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         -----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ------------------------------------------------------------------

     The Partnership has no common stock.

     The Units are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes, and (c) because the General Partners (and their predecessor-in-interest) have purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in certain limited partnership interests, including the prices at which such secondary sales transactions are effectuated.

     In addition, Dean Witter Reynolds Inc., the dealer-manager for the Partnership's initial offering of Units, has certain information with regard to sale transactions in the Units.

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1995, there were approximately 984 record holders of Units.

     In September 1995, Old PSI and Hughes completed a cash tender offer, in which Old PSI acquired 852 Units and Hughes acquired 6,000 Units of the 20,000 outstanding limited partnership Units in the Partnership at $171 per Unit. As a result of the PSMI Merger, PSI owns all of the Units that were owned by Old PSI, and PSI has an option to acquire all of the Units owned by Hughes. As of February 29, 1996, PSI and Hughes owned an aggregate of 7,497 Units (37.5% of the Units).

     Distributions to the general and limited partners of all cash available for distribution (as defined) are made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deductions for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the General Partners) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties. In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its reserves for principal repayments that commenced in 1992.

     Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

                         PUBLIC STORAGE PROPERTIES, LTD.

ITEM 6.   SELECTED FINANCIAL DATA.
          ------------------------

              For the Year Ended
                 December 31,                 1995               1994               1993             1992             1991
                 ------------                 ----               ----               ----             ----             ----

        Revenues (3)                         $4,235,000        $4,181,000         $3,672,000      $3,717,000       $3,822,000

        Depreciation and
          amortization                          356,000           296,000            304,000         299,000          287,000

        Interest expense                      1,520,000         1,658,000          2,171,000       2,232,000        2,228,000

        Net income                            1,125,000         1,075,000            101,000          99,000          268,000

        Limited partners' share               1,114,000         1,064,000            100,000          98,000          265,000

        General partners' share                  11,000            11,000              1,000           1,000            3,000

        Limited partners'
          per unit data (1):

        Net income                               55.70              53.20              5.00             4.90            13.25

        Cash distributions                            -                 -                  -               -             -

      As of December 31
      -----------------
        Cash and cash equivalents           $    89,000       $   162,000        $   136,000     $   617,000      $ 1,318,000
        Total assets                        $ 5,845,000       $ 6,418,000        $ 7,117,000     $ 7,906,000      $ 7,813,000
        Notes payable (2)                   $16,351,000       $17,995,000        $20,005,000     $20,850,000      $20,885,000

(1) Per unit data is based on the weighted average number of the limited partnership units (20,000) outstanding during the period.
(2) At December 31, 1993, notes payable included $4,350,000 due to an affiliate, which was discharged in June, 1994.
(3) Revenues for the year ended December 31, 1995 and 1994, include a gain on sale of marketable securities of an affiliate of $361,000 and $479,000 ($18.05 and $23.95 per Unit).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994:

     The Partnership's net income in 1995 was $1,125,000 compared to $1,075,000 in 1994, representing an increase of $50,000. This increase is primarily due to an increase in property net operating income combined with a decrease in interest expense offset by a decrease in other income and environmental cost incurred in 1995.

     During 1995, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $93,000 from $2,236,000 in 1994 to $2,329,000 in 1995. This increase is primarily attributable to an increase in rental revenues at the Partnership's mini-warehouse facilities partially offset by increases in cost of operations and depreciation expense.

     Rental income was $3,848,000 in 1995 compared to $3,611,000 in 1994, representing an increase of $237,000, or 7%. This increase was primarily attributable to increased occupancies and rental rates at the Partnership's real estate facilities. Weighted average occupancy levels at the mini-warehouses were 91% and 87% in 1995 and 1994, respectively. The average monthly realized rent per square foot at the mini-warehouses was $.70 in 1995 compared to $.68 in 1994.

     In November 1995 the Partnership sold its 39,911 shares of PSI common stock for $708,000 and realized a gain on the sale of $361,000.

     Other income decreased from $91,000 in 1994 to $26,000 in 1995 as a result of a decrease in dividend income earned on its marketable securities sold in November 1995 and lower invested cash balances in 1995 compared to 1994.

     Cost of operations (including management fees paid to an affiliate) was $1,163,000 and $1,079,000 in 1995 and 1994, respectively, representing an increase of $84,000, or 8%. This increase was primarily attributable to increases in payroll cost, and management fees paid to an affiliate as a result of an increase in rental revenues.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Partnership completed environmental assessments on its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership has expensed, as of December 31, 1995, an estimated $22,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Interest   expense  was   $1,520,000  and  $1,658,000  in  1995  and  1994,
respectively, representing a decrease of $138,000, or 8%. The decrease was primarily a result of a reduction in the average outstanding debt balance in 1995 compared to 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993:

     The Partnership's net income in 1994 was $1,075,000 compared to $101,000 in 1993, representing an increase of $974,000. Net income in 1994 includes a gain on sale of marketable securities of $479,000. Excluding this gain net income increased $495,000 in 1994 as compared to 1993. The increase was primarily a result of the decrease in interest expense.

     During 1994, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $17,000 from $2,219,000 in 1993 to $2,236,000 in 1994. This increase is primarily attributable to an increase in rental revenues at the Partnership's mini-warehouse facilities partially offset by increases in cost of operations and depreciation expense.

     Rental income was $3,611,000 in 1994 compared to $3,563,000 in 1993, representing an increase of $48,000, or 1%. This increase was primarily attributable to increased occupancies at the Partnership's real estate facilities. Weighted average occupancy levels at the mini-warehouses were 87% and 85% in 1994 and 1993, respectively. The average monthly realized rent per square foot at the mini-warehouses was $.68 in 1994 compared to $.66 in 1993.

     Cost of operations (including management fees) was $1,079,000 and $1,040,000 in 1994 and 1993, respectively, representing an increase of $39,000, or 3%. This increase was primarily attributable to increases in payroll, repairs and maintenance expenses, partially offset by decreases in advertising and promotion expenses.

     Interest   expense  was   $1,658,000  and  $2,171,000  in  1994  and  1993,
respectively, representing a decrease of $513,000, or 24%. The decrease was primarily a result of a lower interest rate on the outstanding debt combined with a reduction in the average outstanding debt balance in 1994 compared to 1993 partially offset by an increase in the amortization of deferred loan costs.

Liquidity and Capital Resources
-------------------------------
     Cash flow from operating activities ($1,077,000 in 1995) has been sufficient to meet all current obligations of the Partnership. During 1996, the Partnership anticipates approximately $235,000 of capital improvements compared to $344,000 in 1995, $150,000 in 1994 and $35,000 in 1993.

     In January 1996 the Partnership obtained a $1,500,000 loan from PSI to repay and terminate the unsecured note payable from Wells Fargo Bank. The PSI loan bears interest at the prime rate plus 1%, payable monthly, in addition to monthly principal payments of $50,000.

     At December 31, 1994, the Partnership held 39,911 shares of common stock (marketable securities) with a fair value of $574,000 (cost basis of $347,000 at December 31, 1994) in Public Storage, Inc. In November 1995, the Partnership sold its marketable securities in Public Storage, Inc. for $708,000. The proceeds from the sale were used to make an unscheduled principal payment on the Partnership's notes payable.

     In November 1995, the Management Agreement with PSMI was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $138,000. The amount is included in prepaid expenses on the Balance Sheet at December 31, 1995 and will be amortized as management fee expense in 1996.

     In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its reserves for principal payments that commenced in 1992.

     The distributions in the aggregate to limited and general partners for each of the prior years were as follows:

       1978                     427,000
       1979                   1,025,000
       1980                   1,098,000
       1981                   1,427,000
       1982                   1,592,000
       1983                   1,785,000
       1984                   2,076,000
       1985                   2,477,000
       1986                   2,828,000
       1987                  21,751,000
       1988                     421,000
       1989                     521,000
       1990                     404,000
       1991                           -
       1992                           -
       1993                           -
       1994                           -
       1995                           -

     During 1987, the Partnership financed all of its facilities with a $20,885,000 loan. Proceeds of $20,202,000 were distributed to the partners in September 1987 and are included in the 1987 distribution. At December 31, 1994, the outstanding balance of the mortgage note was $14,801,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        -------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ---------------------------------------------------------------
     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
          ---------------------------------------------------

     The Partnership has no directors or executive officers.

     The Partnership's general partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

         Name                            Positions with PSI
-------------------------  ----------------------------------------------------
B. Wayne Hughes            Chairman of the Board and Chief Executive Officer
Harvey Lenkin              President and Director
Ronald L. Havner, Jr.      Senior Vice President and Chief Financial Officer
Hugh W. Horne              Senior Vice President
Obren B. Gerich            Senior Vice President
Marvin M. Lotz             Senior Vice President
Mary Jayne Howard          Senior Vice President
David Goldberg             Senior Vice President
John Reyes                 Vice President and Controller
Sarah Hass                 Vice President and Secretary
Robert J. Abernethy        Director
Dann V. Angeloff           Director
William C. Baker           Director
Uri P. Harkham             Director
Berry Holmes               Director

B. Wayne Hughes, age 62, a general partner of the Partnership, has been a director of PSI since its organization in 1980, and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been a director of
Storage Properties, Inc. ("SPI"), a real estate investment trust whose investment adviser is PSI, since 1989. Since 1990, Mr. Hughes has been Chairman of the Board of Public Storage Properties X, Inc., Public Storage Properties XI, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public Storage Properties XX, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc. (collectively, the "Public Storage Properties REITs"), real estate investment trusts organized by affiliates PSMI. Mr. Hughes has been active in the real estate investment field for over 25 years.

Harvey Lenkin, age 59, became President and a director of PSI in November 1991. He has been President of the Public Storage Properties REITs since 1990. He was President of PSMI from January 1978 until September 1988, when he became Chairman of the Board of PSMI, and assumed overall responsibility for investment banking and investor relations. In 1989, Mr. Lenkin became President and a director of SPI.

Ronald L. Havner, Jr., age 38, a certified public accountant, became an officer of PSI in 1990, Chief Financial Officer in November 1991, and Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1986 to 1995, and Chief Financial Officer of PSMI and its affiliates from 1991 to November 1995. Mr. Havner has been an officer of SPI since 1989, and Chief Financial Officer of SPI since November 1991. He has been a Vice President of the Public Storage Properties REITs since 1990, and was Controller from 1990 to November 1995 when he became Chief Financial Officer.

Hugh W. Horne, age 51, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992, and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. He is responsible for managing all aspects of property acquisition for PSI. Mr. Horne has been a Vice President of SPI since 1989, and of the Public Storage Properties REITs since 1993.

Obren B. Gerich, age 56, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980, and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. Mr. Gerich has been Vice President and Secretary of SPI since 1989, and was Chief Financial Officer of SPI until November 1991. He has been Vice President and
Secretary of the Public Storage Properties REITs since 1990, and was Chief Financial Officer until November 1995.

Marvin M. Lotz, age 53, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

Mary Jayne Howard, age 50, has had overall responsibility for Public Storage's commercial property operations since December 1985. She became a Senior Vice President of PSI in November 1995.

David Goldberg, age 46, joined PSMI's legal staff in June 1991, rendering services on behalf of the Partnership and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

John Reyes, age 35, a certified public accountant, joined PSMI in 1990, and has been the Controller of PSI since 1992. He became a Vice President of PSI in November 1995. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

Sarah Hass, age 40, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

Robert J. Abernethy, age 55, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization. He is a member of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority, and a former member of the board of directors of the Metropolitan Water District of Southern California.

Dann V. Angeloff, age 60, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI, and which secures a note owned by PSI.. Mr. Angeloff has been a director of PSI since its organization. He is a director of Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Royce Medical Company, Seda Specialty Packaging Corp. and SPI.

William C. Baker, age 62, became a director of PSI in November 1991. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Santa Anita Realty Enterprises, Inc., Santa Anita Operating Company and Callaway Golf Company.

Uri P. Harkham, age 47, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

Berry Holmes, age 65, is a private investor. Mr. Holmes has been a director of PSI since its organization. He was President and a director of Financial Corporation of Santa Barbara and Santa Barbara Savings and Loan Association through 1983 and was a consultant with Santa Barbara Savings and Loan Association during 1984. Mr. Holmes is a director of SPI.

     Pursuant  to  Articles  16  and  22 of the  Partnership's  Certificate  and
Agreement of Limited Partnership, a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement File No. 2-57750, each of the General Partners continues to serve until (i) retirement, withdrawal, adjudication of bankruptcy, insolvency or dissolution, or (ii) removal by a majority vote of the limited partners.

     Each director of PSI serves until he resigns or is removed from office by the shareholders of PSI, and may resign or be removed from office at any time with or without cause. Each officer of PSI serves until he resigns or is removed by the Board of Directors of PSI. Any such officer may resign or be removed from office with or without cause.

     There  have  been  no  events  under  any   bankruptcy   act,  no  criminal
proceedings, and no judgments or injunctions material to the evaluation of the ability of any director or executive officer of PSI during the past five years.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

     (a) At February 29, 1996, the following persons beneficially owned more than 5% of the Units:

         Title                        Name and Address                                                   Percent
        of Class                    of Beneficial Owner                Beneficial Ownership             of Class
        --------                    -------------------                --------------------             --------

Units of Limited          Public Storage, Inc.                           7,497 Units (1)                  37.5%
Partnership Interest      600 North Brand Blvd.
                          Glendale, California 91203


Units of Limited          B. Wayne Hughes                                6,000 Units (2)                  30.0%
Partnership Interest      600 North Brand Blvd.
                          Glendale, California 91203

(1) Includes (i) 1,497 Units owned by PSI as to which PSI has sole voting and dispositive power and (ii) 6,000 Units which PSI has an option to acquire (together with other securities) from B. Wayne Hughes as trustee of the B.
     W. Hughes Living Trust and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power.
(2) Units owned by B. Wayne Hughes as trustee of the B. W. Hughes Living Trust as to which Mr. Hughes has sole dispositive power and no voting power; PSI has an option to acquire these Units and an irrevocable proxy to vote these Units (see footnote 1 above).

    (b)  The Partnership has no officers and directors.

     The General Partners (or their predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participates in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 41 Units (0.2% of the Units). The directors and executive officers of PSI (including Hughes), as a group (15 persons), own an aggregate of 6,041 Units, representing 30.2% of the Units (including the 6,000 Units beneficially owned by Hughes as set forth above.).

     (c) The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for articles 16, 17 and 21.1 of the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement File No. 2-57750. Those articles provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

     The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. During 1995, there were no incentive distributions paid by the Partnership.

     The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI (and previously paid PSMI) a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1995, the Partnership paid or accrued fees of $202,000 to PSMI and $29,000 to PSI pursuant to the Management Agreement with respect to 1995 management fees (i.e., exclusive of the prepayment described below).

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $138,000.

                                     PART IV

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ---------------------------------------------------------------

         (a)   List of Documents filed as part of the Report.

               1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

               2.   Financial  Statement  Schedules.   See  Index  to  Financial
                    Statements and Financial Statement Schedule.

               3.   Exhibits: See Exhibit Index contained herein.

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of fiscal 1995.

         (c)   Exhibits:  See Exhibit Index contained herein.

                         PUBLIC STORAGE PROPERTIES, LTD.

                                  EXHIBIT INDEX
                                  (Item 14(c))

3.1 Amended Certificate and Agreement of Limited Partnership. Previously filed with the Securities and Exchange Commission as Exhibit A to the Partnership's Prospectus included in Registration Statement No. 2-57750 and incorporated herein by reference.

10.1 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to Storage Equities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2 Loan documents dated August 28, 1987 between the Partnership and The Travelers Insurance Company. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.3 Modified loan documents dated September 1, 1993 between the Partnership and The Travelers Insurance Company. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.4 Loan documents dated June 30, 1994 between the Partnership and Wells Fargo Bank. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.5 Loan documents dated January 26, 1996 between the Partnership and Public Storage, Inc. Filed herewith.

27        Financial Data Schedule. Filed herewith.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PUBLIC STORAGE PROPERTIES, LTD.
                                         a California Limited Partnership

Dated: March 26, 1996                By: Public Storage, Inc., General Partner

                                     By: /S/B. Wayne Hughes
                                        -------------------------------------
                                        B. Wayne Hughes, Chairman of the Board


                                        /S/B. Wayne Hughes
                                        -------------------------------------
                                        B. Wayne Hughes, General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

      Signature                       Capacity                                  Date
---------------------     ----------------------------------------------  -----------------


/s/B. Wayne Hughes       Chairman of the Board and                         March 26, 1996
--------------------     Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes          (principal executive officer)


/s/Harvey Lenkin         President and Director                            March 26, 1996
--------------------     of Public Storage, Inc.
Harvey Lenkin


/s/Ronald L. Havner, Jr. Senior Vice President and Chief Financial         March 26, 1996
--------------------     Officer of Public Storage, Inc.
Ronald L. Havner, Jr.    (principal financial officer)


/s/John Reyes            Vice President and Controller of Public           March 26, 1996
--------------------     Storage, Inc. (principal accounting officer)
John Reyes


/s/Robert J. Abernethy   Director of Public Storage, Inc.                  March 26,  1996
--------------------
Robert J. Abernethy


/s/Dann V. Angeloff      Director of Public Storage, Inc.                  March 26,  1996
--------------------
Dann V. Angeloff


/s/William C. Baker      Director of Public Storage, Inc.                  March 26,  1996
--------------------
William C. Baker



/s/Uri P. Harkham        Director of Public Storage, Inc.                  March 26,  1996
--------------------
Uri P. Harkham



/s/Berry Holmes          Director of Public Storage, Inc.                  March 26,  1996
--------------------
Berry Holmes

                         PUBLIC STORAGE PROPERTIES, LTD.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))

                                                                         Page
                                                                      References
                                                                      ----------

Report of Independent Auditors                                             F-1

Financial Statements and Schedules:

Balance Sheets as of December 31, 1995 and 1994                            F-2

For the years ended December 31, 1995, 1994 and 1993:

Statements of Income                                                       F-3

Statements of Partners' Deficit                                            F-4

Statements of Cash Flows                                                   F-5

Notes to Financial Statements                                          F-6 - F-9


  Schedule for the years ended December 31, 1995, 1994, and 1993:

     III - Real Estate and Accumulated Depreciation                   F-10 - F11

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors






The Partners
Public Storage Properties, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties, Ltd. as of December 31, 1995 and 1994, and the related statements of income, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                          ERNST & YOUNG LLP

February 27, 1996

Los Angeles, California

                         PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           December 31, 1995 and 1994


                                                                                        1995                 1994
                                                                                        ----                 ----

                                     ASSETS
                                     ------

Cash and cash equivalents                                                       $       89,000         $    162,000
Marketable securities of affiliate
      (cost of $347,000 in 1994)                                                      -                     574,000
Rent and other receivables                                                              42,000               63,000

Real estate facilities at cost:
      Building, land improvements and equipment                                      7,493,000            7,149,000
      Land                                                                           2,511,000            2,511,000
                                                                                     ---------            ---------
                                                                                    10,004,000            9,660,000

      Less accumulated depreciation                                                 (4,644,000)          (4,288,000)
                                                                                     ---------            ---------
                                                                                     5,360,000            5,372,000
                                                                                     ---------            ---------

Other assets                                                                           354,000              247,000
                                                                                     ---------            ---------

           Total assets                                                           $  5,845,000          $ 6,418,000
                                                                                     ---------            ---------


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                                  $     77,000         $     30,000
Deferred revenue                                                                       132,000              136,000
Due to affiliate                                                                       130,000              -
Notes payable                                                                       16,351,000           17,995,000

Partners' deficit:
      Limited partners' deficit, $500 per
           unit, 20,000 units authorized,
           issued and outstanding                                                   (8,052,000)          (8,888,000)
      General partner's deficit                                                     (2,793,000)          (3,082,000)
      Unrealized gain on marketable
           securities                                                                   -                   227,000
                                                                                     ---------            ---------

           Total partners' deficit                                                 (10,845,000)         (11,743,000)
                                                                                     ---------            ---------

Total liabilities and partners' deficit                                             $5,845,000         $  6,418,000
                                                                                     ---------            ---------

                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1995


                                                                   1995                 1994               1993
                                                                   ----                 ----               ----

REVENUES:

Rental income                                                $ 3,848,000           $ 3,611,000          $ 3,563,000
Gain on sale of marketable securities                            361,000               479,000              -
Other income                                                      26,000                91,000              109,000
                                                             -----------           -----------          -----------
                                                               4,235,000             4,181,000            3,672,000
                                                             -----------           -----------          -----------


COSTS AND EXPENSES:

Cost of operations                                               932,000               862,000              826,000
Management fees paid to affiliates                               231,000               217,000              214,000
Depreciation and amortization                                    356,000               296,000              304,000
Administrative                                                    49,000                73,000               56,000
Environmental cost                                                22,000               -                    -
Interest expense                                               1,520,000             1,658,000            2,171,000
                                                             -----------           -----------          -----------

                                                               3,110,000             3,106,000            3,571,000
                                                             -----------           -----------          -----------

NET INCOME                                                   $ 1,125,000           $ 1,075,000         $    101,000
                                                             -----------           -----------          -----------

Limited partners' share of net income
($55.70 per unit in 1995, $53.20 per unit in 1994,
and $5.00 per unit in 1993)                                  $ 1,114,000           $ 1,064,000          $   100,000

General partner's share of net income                             11,000                11,000                1,000
                                                             -----------           -----------          -----------
                                                             $ 1,125,000           $ 1,075,000          $   101,000
                                                             -----------           -----------          -----------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         STATEMENTS OF PARTNERS' DEFICIT
                       For each of the three years in the
                         period ended December 31, 1995


                                                                                     Unrealized
                                                                                      Gain on
                                               Limited           General             Marketable
                                               Partners          Partners            Securities              Total
                                               --------          --------            ----------              -----

Balance at December 31, 1992                $ (9,760,000)   $ (3,386,000)            $    -           $ (13,146,000)

Net income                                       100,000           1,000                  -                 101,000

Equity transfer                                  (26,000)         26,000                  -                      -
                                              ----------      ----------             -----------        -----------

Balance at December 31, 1993                  (9,686,000)     (3,359,000)                 -             (13,045,000)


Unrealized gain on marketable
       securities (Note 2)                             -               -               227,000              227,000

Net income                                     1,064,000          11,000                  -               1,075,000

Equity transfer                                 (266,000)        266,000                  -                      -
                                              ----------      ----------             -----------        -----------

Balance at December 31, 1994                  (8,888,000)     (3,082,000)              227,000          (11,743,000)

Sale of marketable securities (Note 2)                 -               -              (227,000)            (227,000)

Net income                                     1,114,000          11,000                  -               1,125,000

Equity transfer                                 (278,000)        278,000                  -                      -
                                              ----------      ----------            -----------         -----------

Balance at December 31, 1995                $ (8,052,000)    $ (2,793,000)           $    -           $ (10,845,000)
                                            ============     =============         =============      ==============


                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1995

                                                                   1995                 1994                 1993
                                                              ----------             ---------           ----------

Cash flows from operating activities:
      Net income                                             $ 1,125,000           $ 1,075,000        $     101,000
      Adjustments to reconcile net income to
      net cash provided by operating activities:

        Depreciation and amortization                            356,000               296,000              304,000
        Gain on sale of marketable securities                   (361,000)             (479,000)                   -
        Decrease (increase) in rent and other receivables         21,000                (6,000)             168,000
        Write off prepaid loan fees                                    -                    -               145,000
        (Increase) decrease in other assets                     (107,000)               26,000              (28,000)
        Increase in accounts payable                              47,000                 1,000                1,000
        (Decrease) increase in advance
           payments from renters                                  (4,000)                8,000              (46,000)
                                                              ----------             ---------           ----------

           Total adjustments                                     (48,000)             (154,000)             544,000
                                                              ----------             ---------           ----------

           Net cash provided by operating activities           1,077,000               921,000              645,000
                                                              ----------             ---------           ----------

Cash flows from investing activities:

      Proceeds from sale of marketable securities                708,000             1,265,000              -
      Additions to real estate facilities                       (344,000)             (150,000)             (35,000)
                                                              ----------             ---------           ----------

           Net cash provided by (used in)
              investing activities                               364,000             1,115,000              (35,000)
                                                              ----------             ---------           ----------

Cash flows from financing activities:
      Increase in prepaid loan fees                               -                    -                   (246,000)
      Proceeds from note payable to bank                          -                  3,000,000                    -
      Proceeds from note payable to affiliate                    130,000             1,250,000            5,000,000
      Principal payments on notes payable                     (1,644,000)           (6,260,000)          (5,845,000)
                                                              ----------             ---------           ----------
           Net cash used in financing activities              (1,514,000)           (2,010,000)          (1,091,000)
                                                              ----------             ---------           ----------

      Net (decrease) increase in cash and cash equivalents       (73,000)               26,000             (481,000)

Cash and cash equivalents at the beginning of the year           162,000               136,000              617,000
                                                              ----------             ---------           ----------

Cash and cash equivalents at the end of the year            $     89,000          $    162,000         $    136,000
                                                              ----------             ---------           ----------

Supplemental schedule of non-cash
    investing and financing activities:
      Increase in fair value of
          marketable securities of affiliate             $       -                $   (227,000)          $       -
                                                              ----------             ---------           ----------
      Unrealized gain on marketable
          securities of affiliate                        $       -                $    227,000           $       -
                                                              ----------             ---------           ----------


                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.  DESCRIPTION OF PARTNERSHIP
    ----------------------------


     Public Storage Properties, Ltd. (the "Partnership") was formed with the proceeds of a public offering. The general partners in the Partnership are Public Storage, Inc., formerly known as Storage Equities, Inc. and B. Wayne Hughes ("Hughes"). In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse property operator), Public Storage, Inc. (which was one of the Partnership's general partners) and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger of PSMI into Storage Equities, Inc., a real estate investment trust listed on the New York Stock Exchange. In the PSMI merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. ("PSI") and PSI became a co-general partner of the Partnership and the operator of the Partnership's mini-warehouse properties.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
     -----------------------------------------------------------------

Mini-Warehouse Facilities:
--------------------------
     Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1995 and 1994 to develop mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on the straight-line basis over estimated useful lives of 25 and 5 years, respectively.

Allocation of Net Income:
-------------------------
     The general partners' share of net income consists of amounts attributable to their 1% capital contribution and an additional percentage of cash flow (as defined) which relates to the general partners' share of cash distributions as set forth in the Partnership Agreement (Note 4). All remaining net income is allocated to the limited partners.

     Per unit data is based on the weighted average number of the limited partnership units (20,000) outstanding during the period.

Cash and Cash Equivalents:
--------------------------
     For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Marketable Securities:
----------------------
     Marketable securities at December 31, 1994 consisted of 39,911 shares of common stock of PSI. The Partnership had designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1994, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1994, and has recorded a corresponding unrealized gain in partners' equity. The Partnership recognized $26,000 and $87,000 in dividends in 1995 and 1994, respectively. In September 1994, the Partnership sold 85,000 of the shares of common stock of PSI and recognized a gain totaling $479,000 on the sale. In November 1995 the Partnership sold all its remaining 39,911 shares of PSI common stock, and recognized a gain totaling $361,000 on the sale.

Other Assets:
-------------
     Included in other assets are deferred financing costs. In 1993, the Partnership incurred deferred financing costs of approximately $246,000 in connection with the modification of its mortgage note payable (Note 7). In addition, deferred financing costs of approximately $33,000, $33,000 and $145,000 relating to the pre-modified mortgage loan were expensed during 1995, 1994 and 1993, respectively, and included in interest expense.

2.   SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
     (CONTINUED)
      ----------------------------------------------------------------------

Environmental Cost:
-------------------
     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership has expensed, as of December 31, 1995, an estimated $22,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

3.   CASH DISTRIBUTIONS
     ------------------

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since the fourth quarter of 1990 in order to build cash reserves for future debt service payments.

4.    PARTNERS' EQUITY
      ----------------

     The general partners have a 1% interest in the Partnership. In addition, the general partners have an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds until the limited partners recover all of their initial investment). Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds). In 1985, the limited partners recovered all of their initial investment. All subsequent cash distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners. Transfers of equity are made periodically to conform the partners' equity accounts to the provisions of the Partnership Agreement. These transfers have no effect on the results of operations or distributions to partners.

     Concurrent with the financing of the Partnership's properties in 1987 (Note
7), the Partnership made a special distribution totaling $20,202,000 to the partners. This special distribution had no effect on the Partnership's taxable income, however, resulted in a deficit in the limited and general partners' equity accounts.

5.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI) Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).



5.   RELATED PARTY TRANSACTIONS (CONTINUED)
     -------------------------------------

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $138,000. The amount is included in other assets on the Balance Sheet at December 31, 1995 and will be amortized as management fee expense in 1996.

6.    TAXES BASED ON INCOME
     ---------------------
     Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

     Taxable net income was $1,209,000, $1,114,000 and $93,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from difference in depreciation methods.

7.   NOTES PAYABLE
     -------------
     Notes payable at December 31, 1995 and 1994 consist of the following:

                                                  1995               1994
                                              -----------         -----------
8.25% mortgage note payable to an
insurance company with principal
and interest due monthly; remaining
principal due September, 2001.                $14,801,000          $15,245,000

Unsecured note payable, bearing interest at
1% above bank's prime rate term
loan due bank, payable monthly,
and requiring $50,000 monthly principal
payments; remaining principal due
July 1, 1999.                                   1,550,000            2,750,000
                                               -----------         -----------

                                              $16,351,000          $17,995,000
                                              ===========          ===========

     During 1987, the Partnership financed all of its properties with a $20,885,000, nonrecourse note secured by the Partnership's properties which was scheduled to mature in 1994. In September 1993, the Partnership and the lender modified the terms of the note whereby (i) the Partnership was required to make a $5,000,000 principal repayment, (ii) the interest rate was reduced from 10.25% to 8.25% per annum, and (iii) the maturity date was extended from September 1, 1994 to September 1, 2001.

7.   NOTES PAYABLE (CONTINUED)
     ------------------------

     On September 1, 1993, the Partnership borrowed $5,000,000 from PSI, the proceeds of which were used to repay the required principal on the above modified note. On June 30, 1994, the Partnership repaid the remaining principal balance of $4,350,000 due to PSI. This payment was funded with a combination of
(i) a $3,000,000 term loan from Wells Fargo Bank, (ii) a $1,250,000 loan from an affiliate and (iii) cash reserves. The terms of the Wells Fargo Bank loan requires compliance by the Partnership with certain financial covenants, including the maintenance of a debt coverage ratio, as defined. In December 1995, the Partnership made an unscheduled principal payment of $600,000. As of December 31, 1995, the Partnership was in compliance with all financial covenant requirements.

     The Partnership believes that it is not practical to estimate the fair value of its long-term fixed rate debt at December 31, 1995 because there is no public market for such debt, and although interest rates at December 31, 1995 are lower than when such debt was incurred, the Partnership does not believe it could obtain financing currently on such favorable term. This is in part due to the reduced sources of real estate financing resulting from a variety of factors, including the present condition of financial institutions.

     The principal repayment schedule of the above notes payable as of December 31, 1995, is as follows:

                         1996                                   $  1,083,000
                         1997                                      1,124,000
                         1998                                        919,000
                         1999                                        618,000
                         2000                                        667,000
                         Thereafter                               11,940,000
                                                                  ----------
                                                                 $16,351,000
                                                                 ===========




     Interest paid on the notes was $1,488,000, $1,626,000 and $2,017,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

8.   SUBSEQUENT EVENT
     ----------------

     In January 1996 the Partnership obtained a $1,510,000 loan from PSI to repay and terminate the unsecured note payable from Wells Fargo Bank. The PSI loan bears interest at the prime rate plus 1%, payable monthly, in addition to monthly principal payments of $50,000.

                         Public Storage Properties, Ltd.

             Schedule III - Real Estate and Accumulated Depreciation



                                                                       Cost
                                                                     subsequent to          Gross Carrying Amount
                                             Initial Cost            Acquisition             at December 31, 1995
                                       ---------------------                        ------------------------------------
Description          Encumbrance        Land          Buildings     (Improvements)     Land           Buildings       Total
-----------          -----------        ----          ---------     --------------     ----           ---------       -----

Corona                        -         $  155,000     $  757,000      $   94,000       $  155,000      $ 851,000      $1,006,000
Freemont                      -            112,000        741,000         182,000         112,000          923,000      1,035,000
Milipiitas                    -            198,000        649,000         104,000          198,000        753,000         951,000
Norco                         -             95,000        456,000          55,000           95,000        511,000         606,000
North Hollywood               -            314,000        553,000          51,000          314,000        604,000         918,000
Pasadena                      -            327,000        515,000         123,000         327,000          638,000        965,000
Sun Valley                    -            329,000        611,000         199,000          329,000        810,000       1,139,000
Wilmington                    -            815,000      1,336,000         236,000          815,000      1,572,000       2,387,000
Whittier - El Monte           -            166,000        763,000          68,000          166,000        831,000         997,000
                    --------------     -----------    -----------      ----------       ----------     ----------     -----------

Total               $ 14,801,000(1)    $ 2,511,000    $ 6,381,000      $1,112,000       $2,511,000     $7,493,000     $10,004,000
                    --------------     -----------    -----------      ----------       ----------     ----------     -----------



                                               Accumulated          Date
Description                                    Depreciation        Acquired
-----------                                   ------------        --------

Corona                                        $   528,000           12/78
Freemont                                          580,000           11/78
Milipiitas                                        452,000           11/78
Norco                                             324,000           12/78
North Hollywood                                   370,000           12/79
Pasadena                                          389,000           08/78
Sun Valley                                        472,000           10/78
Wilmington                                        973,000           08/78
Whittier - El Monte                               556,000           07/78
                                                  -------


                                               $4,644,000
                                               ----------


(1) All nine properties are encumbered by a promissory note. The $14,801,000 listed above is the principal balance remaining on the note at December 31, 1995.

                         Public Storage Properties, Ltd.
                           Real Estate Reconciliation
                            Schedule III (continued)


(a) The following is a reconciliation of costs and related accumulated depreciation:


                                      COST

                                           1995          1994           1993
                                        ----------    ----------     ----------

Balance at the beginning of the period  $9,660,000    $9,510,000    $ 9,475,000

Additions during the period

   Improvements                            344,000       150,000         35,000

Deductions during the period                    -              -              -
                                        ----------    ----------     ----------

Balance at the close of the period     $10,004,000    $9,660,000    $ 9,510,000
                                        ----------    ----------     ----------

                     ACCUMULATED DEPRECIATION RECONCILIATION

                                           1995          1994          1993
                                        ----------    ----------     ----------

Balance at the beginning of the period  $4,288,000    $3,992,000     $3,688,000

Additions during the period

    Depreciation                           356,000       296,000        304,000

Deductions during the period                    -              -              -
                                        ----------    ----------     ----------

Balance at the close of the period      $4,644,000    $4,288,000     $3,992,000
                                        ----------    ----------     ----------