Form 10-Q
period 1996-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 1996-05-13
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to
                               ---------------     -------------

Commission File Number 0-8667

                        PUBLIC STORAGE PROPERTIES, LTD.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                                 95-3196921
          -----------                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

        701 Western Ave.
       Glendale, California                                          91201-2349
- ---------------------------------                                 -------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        --       ---

                                      INDEX

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 1996
  and December 31, 1995 .................................................... 2

Condensed statements of income for the three
  months ended March 31, 1996 and 1995 ..................................... 3

Condensed statement of partners' deficit for the
  three months ended March 31, 1996 ........................................ 4

Condensed statements of cash flows for the
  three months ended March 31, 1996 and 1995 ............................... 5

Notes to condensed financial statements .................................... 6

Management's discussion and analysis of
  financial condition and results of operations ............................7-8

PART II.  OTHER INFORMATION ................................................ 9

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                  March 31,          December31,
                                                    1996                 1995
                                               -----------          -----------
                                              (unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                     $    321,000          $    89,000
Rent and other receivables                          34,000               42,000

Real estate facilities at cost:
   Building, land improvements and equipment     7,496,000            7,493,000
   Land                                          2,511,000            2,511,000
                                                10,007,000           10,004,000

   Less accumulated depreciation                (4,741,000)          (4,644,000)
                                               -----------          -----------
                                                 5,266,000            5,360,000
                                               -----------          -----------

Other assets                                       303,000              354,000
                                               -----------          -----------

        Total assets                          $  5,924,000          $ 5,845,000
                                              ============         ============


                       LIABILITIES AND PARTNERS' DEFICIT
                       ---------------------------------

Accounts payable                             $      71,000        $      77,000
Deferred revenue                                   114,000              132,000
Due to affiliate                                   130,000              130,000
Notes payable                                   16,194,000           16,351,000

Partners' deficit:
   Limited partners' deficit, $500 per
        unit, 20,000 units authorized,
        issued and outstanding                  (7,859,000)          (8,052,000)
   General partners' deficit                    (2,726,000)          (2,793,000)


   Total partners' deficit                     (10,585,000)         (10,845,000)
                                               -----------          -----------

   Total  liabilities and partners' deficit   $  5,924,000         $  5,845,000
                                              ============         ============


                             See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     Three Months Ended
                                                           March 31,
                                              ---------------------------------
                                                 1996                 1995
                                              ------------         ------------

REVENUES:

Rental income                                 $   964,000          $   934,000
Other income                                            -               10,000
                                              ------------         ------------

                                                  964,000              944,000
                                              ------------         ------------


COSTS AND EXPENSES:

Cost of operations                                231,000              238,000
Management fees paid to affiliate                  52,000               56,000
Depreciation expense                               97,000               81,000
Administrative                                      9,000               12,000
Environmental costs                                     -               22,000
Interest expense                                  315,000              388,000
                                              ------------         ------------

                                                  704,000              797,000
                                              ------------         ------------

NET INCOME                                    $   260,000          $   147,000
                                              ============         ============

Limited partners'
   share of net income
   ($12.85 per unit in 1996
    and $9.20 per unit in 1995)               $  257,000           $   145,000

General partners' share
   of net income                                    3,000                2,000
                                              ------------         ------------

                                              $   260,000          $   147,000
                                              ============         ============



                             See accompanying notes.
                                        3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)

                                    Limited        General
                                   Partners        Partners           Total
                                ------------    ------------      -------------

Balance at December 31, 1995   $ (8,052,000)     $(2,793,000)      $(10,845,000)
Net Income                          257,000            3,000            260,000
Equity transfer                     (64,000)          64,000                -
                                ------------    ------------      -------------
Balance at March 31, 1996       $(7,859,000)    $(2,726,000)      $(10,585,000)
                                ============    ============      =============





















                             See accompanying notes.
                                        4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                     Three Months Ended
                                                           March 31,
                                              ---------------------------------
                                                   1996               1995
                                                ------------       ------------
Cash flows from operating activities:

 Net income                                     $   260,000         $  147,000

 Adjustments to reconcile net
   income to net cash provided
   by operating activities:

 Depreciation and amortization                       97,000             81,000
 Decrease (increase) in rent and other receivables    8,000            (15,000)
 Amortization of prepaid management fees             52,000                  -
 Decrease in other assets                            (1,000)             8,000
 (Decrease) increase in accounts payable             (6,000)           207,000
 Decrease in deferred revenue                       (18,000)           (10,000)
                                                ------------       ------------

    Total adjustments                               132,000            271,000
                                                ------------       ------------

    Net cash provided by operating activities       392,000            418,000
                                                ------------       ------------

Cash flows from investing activities:

   Additions to real estate facilities               (3,000)           (88,000)
                                                ------------       ------------

    Net cash used in investing activities            (3,000)           (88,000)
                                                ------------       ------------

Cash flows from financing activities:

    Principal payments on note payable             (157,000)          (257,000)
                                                ------------       ------------

    Net cash used in financing activities          (157,000)          (257,000)
                                                ------------       ------------

Net increase (decrease) in cash
  and cash equivalents                              232,000            (73,000)

Cash and cash equivalents at
  the beginning of the period                        89,000            162,000
                                                ------------       ------------

Cash and cash equivalents at
  the end of the period                         $   321,000        $    235,000
                                                ===========        ============


Supplemental schedule of non-cash
   investing and financing activities:

Increase in fair value of marketable securities           -        $   (326,000)
                                                ===========        ============

Unrealized gain on marketable securities                  -             326,000
                                                ===========        ============

                             See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.

 2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996, the results of its operations for the three months ended March 31, 1996 and its cash flows for the three months then ended.

 3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

 4. In 1995, the Partnership prepaid eight months of 1996 management fees at a total cost of $137,000. The Partnership expensed $52,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $85,000, is included in other assets in the Balance Sheet at March 31, 1996.

 5. Certain prior year amounts have been reclassified to conform with the 1996 classifications.

                        PUBLIC STORAGE PROPERTIES, LTD.,
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

     Three months ended March 31, 1996 compared to three months ended March 31, 1995:

     The Partnership's net income for the three months ended March 31, 1996 was $260,000 compared to $147,000 for the three months ended March 31, 1995, representing an increase of $113,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities and a decrease in interest expense resulting from a lower note payable balance in 1996 compared to 1995.

     Rental income was $964,000 compared to $934,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $30,000. This increase is primarily attributable to an increase of approximately 3% in rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 89% and 90% for the three months ended March 31, 1996 and 1995, respectively.

     Other income decreased $10,000 in the three months ended March 31, 1996 compared to the same period in 1995 as a result of a decrease in dividend income earned on its marketable securities sold in November 1995.

     Cost of operations (including management fees paid to an affiliate) decreased $11,000 to $283,000 from $294,000 for the three months ended March 31, 1996 and 1995, respectively. This decrease is mainly attributable to a decrease in management fees paid to an affiliate described below.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Partnership expensed $52,000 of prepaid management fees. The amount is included in management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Partnership saved approximately $6,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

     Interest expense decreased $73,000 to $315,000 from $388,000 for the three months ended March 31, 1996 and 1995 respectively. This decrease is mainly attributable to lower outstanding principal balances on the Partnership's notes payable.

     In 1995, the Partnership incurred cost of $22,000 to conduct environmental assessments of its properties to evaluate the environmental condition of and potential environmental liabilities of such properties. Those assessments did not indicate any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations. No such cost was incurred in 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
     Cash generated from  operations  ($392,000 for the three months ended March
31,  1996)  has  been  sufficient  to  meet  all  current   obligations  of  the
Partnership.

     For the three months ended March 31, 1995, the Partnership recognized $9,000 in dividends from 39,911 shares of common stock (marketable securities) held in Public Storage, Inc. ("PSI"), one of the general partners in the Partnership. The marketable securities were sold in November 1995, and, as a result, no such dividend income was earned in 1996.

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



                                     DATED: May 13, 1996

                                     PUBLIC STORAGE PROPERTIES, LTD.

                                     BY: Public Storage, Inc.
                                         General Partner




                                     BY:  /s/Ronald L. Havner, Jr.
                                         -------------------------
                                         Ronald L. Havner, Jr.
                                         Vice President and Chief
                                         Financial Officer