Form 10-Q
period 1996-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 1996-11-12
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to
                               --------  ---------

Commission File Number 0-8667
                       -------

                         PUBLIC STORAGE PROPERTIES, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                  95-3196921
----------------------------------------                  ---------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

       701 Western Avenue
       Glendale, California                                             91201
----------------------------------------                  ---------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
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

                                    Yes X  No
                                        --   --

                                      INDEX



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at September 30, 1996
    and December 31, 1995                                                     2

  Condensed statements of income for the three and nine
    months ended September 30, 1996 and 1995                                  3

  Condensed statement of partners' deficit for the
     nine months ended September 30, 1996                                     4

  Condensed statements of cash flows for the
     nine months ended September 30, 1996 and 1995                            5

  Notes to condensed financial statements                                     6

  Management's discussion and analysis of
    financial condition and results of operations                           7-8


PART II.  OTHER INFORMATION                                                   9

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                     September 30,            December 31,
                                                                                         1996                     1995
                                                                                   ------------------      -------------------
                                                                                      (Unaudited)
                                     ASSETS


    Cash and cash equivalents                                                   $        92,000               $   89,000
    Rent and other receivables                                                           35,000                   42,000

    Real estate facilities, at cost:
         Buildings and equipment                                                      7,653,000                7,493,000
         Land                                                                         2,511,000                2,511,000
                                                                              ------------------      -------------------
                                                                                     10,164,000               10,004,000
         Less accumulated depreciation                                               (4,942,000)              (4,644,000)
                                                                              ------------------      -------------------

                                                                                      5,222,000                5,360,000
                                                                              ------------------      -------------------

    Other assets                                                                        205,000                  354,000
                                                                              ------------------      -------------------


              Total assets                                                      $     5,554,000          $     5,845,000
                                                                              ==================      ===================


                        LIABILITIES AND PARTNERS' EQUITY


    Accounts payable                                                            $        49,000          $        77,000
    Deferred revenue                                                                    113,000                  132,000
    Due to affiliate                                                                          -                  130,000
    Notes payable                                                                    15,494,000               16,351,000

    Partners' deficit:
         Limited partners' deficit, $500 per
              unit, 20,000 units authorized,
              issued and outstanding                                                (7,501,000)              (8,052,000)
         General partners' deficit                                                  (2,601,000)              (2,793,000)
                                                                              ------------------      -------------------

         Total partners' deficit                                                   (10,102,000)             (10,845,000)
                                                                              ------------------      -------------------

              Total liabilities and partners' deficit                           $     5,554,000          $     5,845,000
                                                                              ==================      ===================

                             See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                            September 30,
                                                   --------------------------------------   -------------------------------------
                                                         1996                1995                 1996                1995
                                                   -----------------   ------------------   -----------------   -----------------
                                                                              (Restated)                           (Restated)
REVENUE:

Rental income                                        $    1,012,000      $       976,000     $     2,960,000     $     2,873,000

Dividends and other income
     (including dividends from marketable
     securities of affiliate in 1995)                         2,000                8,000               4,000              26,000
                                                   -----------------   ------------------   -----------------   -----------------

                                                          1,014,000              984,000           2,964,000          2,899,,000
                                                   -----------------   ------------------   -----------------   -----------------

COSTS AND EXPENSES:
Cost of operations                                          230,000              213,000             697,000             670,000
Management fees paid to affiliate                            55,000               58,000             158,000             172,000
Depreciation                                                103,000               92,000             298,000             260,000
Administrative                                               15,000               13,000              36,000              38,000
Environmental cost                                                -                    -                   -              22,000
Interest expense                                            343,000              379,000           1,032,000           1,150,000
                                                   -----------------   ------------------   -----------------   -----------------
                                                            746,000              755,000           2,221,000           2,312,000
                                                   -----------------   ------------------   -----------------   -----------------

NET INCOME                                           $      268,000       $      229,000      $      743,000     $       587,000
                                                   =================   ==================   =================   =================


Limited partners' share of net income
     ($36.75 per unit in 1996 and $29.05
     per unit in 1995)                                                                       $       735,000     $       581,000
General partners' share of net income                                                                  8,000               6,000
                                                                                            -----------------   -----------------
                                                                                             $       743,000     $       587,000
                                                                                            =================   =================

                             See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                                               Total
                                                                    Limited              General              Partners'
                                                                    Partners             Partners              Deficit
                                                            --------------------------------------------------------------

     Balance at December 31, 1995                                 ($8,052,000)          ($2,793,000)        ($10,845,000)

     Net income                                                       735,000                 8,000              743,000

     Equity transfer                                                 (184,000)               184,000                    -
                                                            -------------------     -----------------    -----------------

     Balance at September 30, 1996                                ($7,501,000)          ($2,601,000)        ($10,102,000)
                                                            ===================     =================    =================


                             See accompanying notes.
                                        4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                               ----------------------------------------------
                                                                                       1996                     1995
                                                                               ---------------------     --------------------

     CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                                               $        743,000         $        587,000

          Adjustments to reconcile net income to net cash provided by operating activities

               Depreciation                                                                 298,000                  260,000
               Decrease in rent and other receivables                                         7,000                   23,000
               Amortization of prepaid management fees                                      137,000                        -
               Decrease in prepaid loan fees                                                 25,000                   24,000
               Increase (decrease)  in other assets                                        (13,000)                    1,000
               (Decrease) increase in accounts payable                                     (28,000)                  138,000
               Decrease in deferred revenue                                                (19,000)                 (21,000)
                                                                               ---------------------     --------------------

                    Total adjustments                                                       407,000                  425,000
                                                                               ---------------------     --------------------

                    Net cash provided by operating activities                             1,150,000               1,1012,000
                                                                               ---------------------     --------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

          Additions to real estate facilities                                             (160,000)                (315,000)
                                                                               ---------------------     --------------------

                    Net cash used in investing activities                                 (160,000)                (315,000)
                                                                               ---------------------     --------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

          Repayment of  note payable to affiliate                                         (130,000)                        -
          Principal payments on mortgage notes payable                                    (857,000)                (778,000)
                                                                               ---------------------     --------------------

                    Net cash used in financing activities                                 (987,000)                (778,000)
                                                                               ---------------------     --------------------

     Net increase (decrease) in cash and cash equivalents                                     3,000                 (81,000)


     Cash and cash equivalents at the beginning of the period                                89,000                  162,000
                                                                               ---------------------     --------------------

     Cash and cash equivalents at the end of the period                            $        92,000          $          81,000
                                                                               ====================      =====================


     Supplemental schedule of noncash investing and financing activities:

          Increase in fair value of marketable securities                          $             -        $         (169,000)
                                                                               ====================      =====================

          Unrealized gain on marketable securities                                              -                   169,000
                                                                               ====================      =====================


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Partnership prepaid eight months of 1996 management fees at a cost of $137,000. The amount has been amortized at management fees paid to affiliate during the nine months ended September 30, 1996.

5. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

                         PUBLIC STORAGE PROPERTIES, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income for the nine months ended September 30, 1996 was $743,000 compared to $587,000 for the nine months ended September 30, 1995, representing an increase of $156,000, or 27%. The Partnership's net income for the three months ended September 30, 1996 was $268,000 compared to $229,000 for the three months ended September 30, 1995, representing an increase of $39,000 or 17%. These increases are primarily a result of increased rental income combined with decreased interest expense due to lower outstanding loan balances in 1996 compared to 1995, partially offset by a decrease in dividend income. During 1995, the Partnership held 39,911 shares of common stock in Public Storage, Inc., an affiliate of the Partnership. In November 1995, the Partnership sold these shares.

     Rental income was $2,960,000 compared to $2,873,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $87,000 or 3%. Rental income was $1,012,000 compared to $976,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $36,000 or 4%. These increases are primarily attributable to increases in occupancy levels and rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 91% and 90% for the nine months ended September 30, 1996 and 1995, respectively. Realized rent for the nine months ended September 30, 1996 increased to $.71 per occupied square foot from $.70 per occupied square foot for the nine months ended September 30, 1995.

     Cost of operations (including management fees paid to affiliate) increased $13,000 or 2% to $855,000 from $842,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase is mainly attributable to increases in payroll and advertising expenses. Cost of operations (including management fees paid to affiliate) increased $14,000 or 5% to $285,000 from $271,000 for the three months ended September 30, 1996 and 1995, respectively. This increase is mainly attributable to increases in payroll and advertising expenses, partially offset by a decrease in management fees paid to an affiliate.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Partnership has expensed the prepaid management fees during the nine months ended September 30, 1996 The amount is included in management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Partnership saved approximately $20,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

     Interest expense decreased $118,000 to $1,032,000 from $1,150,000 for the nine months ended September 30, 1996 and 1995, respectively. This decrease is mainly attributable to lower outstanding principal balances on the Partnership's notes payable.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from operations ($1,150,000 for the nine months ended September 30, 1996) has been sufficient to meet all current obligations of the Partnership, including principal repayments of the Partnership's notes payable.

     For the nine months ended September 30, 1995, the Partnership recognized $26,000 in dividends from 39,911 shares of common stock (marketable securities) held in Public Storage, Inc., one of the general partners in the Partnership. The marketable securities were sold in November 1995, and, as a result, no such dividend income was earned in 1996.

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



                                   DATED: November 12, 1996

                                   PUBLIC STORAGE PROPERTIES, LTD.

                                   BY:    Public Storage, Inc.
                                          General Partner




                                   BY:    /s/ Ronald L. Havner, Jr.
                                          ------------------------------------
                                          Ronald L. Havner, Jr.
                                          Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)