Form 10-K405
period 1996-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 1997-03-28
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------   -------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                                95-3196921
-------------------------------                         ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

         701 Western Avenue
          Glendale, California                                       91201
---------------------------------------                  ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                      NONE

                                     PART I

ITEM 1.  BUSINESS.
         ---------

General
-------

     Public Storage Properties, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in November 1976. The Partnership raised $10,000,000 in gross proceeds by selling 20,000 units of limited partnership interest ("Units") in an interstate offering, which commenced in October, 1977 and was completed in January, 1978. The Partnership was formed to engage in the business of developing and operating storage space for personal and business use ("mini-warehouses").

     In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. (which was one of the Partnership's general partners)("old PSI") and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust ("REIT") organized as a California corporation. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became a co-general partner of the Partnership and the operator of the Partnership's mini-warehouse properties.

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

     The Partnership's objectives are to (i) maximize the potential for appreciation in value of the Partnership's properties and (ii) generate sufficient cash flow from operations to pay all expenses, including the payment of interest to Noteholders. All of the properties were financed in September 1987.

     The term of the Partnership is until all properties have been sold and, in any event, not later than December 31, 2035.

Investment in Facilities
------------------------

     At  December  31,  1996,  the  Partnership   owned  nine  properties.   The
Partnership purchased its last property in June 1978.

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

Operating Strategies
--------------------

     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

   * CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

   * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has increased from 91% in 1995 to 92% in 1996. Realized monthly rents per square foot increased from $0.70 in 1995 to $0.72 in 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

   * SYSTEMS AND CONTROLS. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

   * PROFESSIONAL PROPERTY OPERATION. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by approximately 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years' experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 12 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

Mini-warehouse Property Operator
--------------------------------

     The Partnership's mini-warehouses are managed by PSI (as successor-in-interest to PSMI) under a Management Agreement. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated.

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

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

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

     The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days' written notice by either party.

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

Employees
---------

     There are 9 persons who render services on behalf of the Partnership on a full-time basis, and 21 persons who render services on a part-time basis. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.



ITEM 2.  PROPERTIES.
         -----------

     The following table sets forth information as of December 31, 1996 about properties owned by the Partnership:

                                            Net               Number            Date of          Completion
    Location        Size of Parcel     Rentable Area         of Spaces          Purchase            Date
----------------    --------------   ----------------     ------------     -----------------
CALIFORNIA
----------
Corona                2.82 acres     52,000 sq. ft.             471         June 29, 1978       Dec. 1978

Fremont               3.00 acres     53,000 sq. ft.             481         Mar. 21, 1978       Nov. 1978

Milpitas              3.46 acres     54,000 sq. ft              436           May 8, 1978       Nov. 1978

Norco                 1.66 acres     29,000 sq. ft              257         July 19, 1978       Dec. 1978

North Hollywood       2.06 acres     38,000 sq. ft.             343         Mar. 17, 1978       Dec. 1979

Pasadena              1.84 acres     38,000 sq. ft.             385         Feb. 24, 1978       Aug. 1978

Sun Valley            2.72 acres     53,000 sq. ft.             477          May 30, 1978       Oct. 1978

Wilmington            6.32 acres     133,000 sq. ft.          1,093         Apr. 18, 1978       Aug. 1978

Whittier -
  El Monte            4.06 acres     58,000 sq. ft.             537         Nov. 29, 1977       July 1978

     The weighted average occupancy levels for the mini-warehouse facilities were 92% and 91% in 1996 and 1995, respectively.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $22,000 in 1995 for known environmental remediation requirements.

     The properties are held subject to encumbrances which are described in this report under Note 7 of the Notes to the Financial Statements included in Item 14(a).


ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     No material legal proceeding is pending against the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1996, there were approximately 963 record holders of Units.

     Distributions to the general and limited partners of all cash available for distribution (as defined) are made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deductions for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the General Partners) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties. In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its reserves for principal repayments on the Partnership's note payable that commenced in 1992.

     Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------


        For the Year Ended
           December 31,                 1996               1995               1994             1993             1992
  -------------------------------      ----------        ----------         ----------      ----------       ----------
  Revenues (3)                         $4,007,000        $4,235,000         $4,181,000      $3,672,000       $3,717,000

  Depreciation and
    amortization                          402,000           356,000            296,000         304,000          299,000

  Interest expense                      1,358,000         1,520,000          1,658,000       2,171,000        2,232,000

  Net income                            1,008,000         1,125,000          1,075,000         101,000           99,000

  Limited partners' share                 998,000         1,114,000          1,064,000         100,000           98,000

  General partners' share                  10,000            11,000             11,000           1,000            1,000

  Limited partners'
   per unit data (1):
  Net income                               49.90              55.70             53.20             5.00             4.90

  As of December 31,
  ---------------------
  Cash and cash equivalents               $69,000           $89,000           $162,000        $136,000         $617,000

  Total assets                         $5,503,000        $5,845,000         $6,418,000      $7,117,000       $7,906,000


  Notes payable (2)                   $15,217,000       $16,351,000        $17,995,000     $20,005,000      $20,850,000

-------------------------------
 (1) Per unit data is based on the weighted average number of the limited partnership units (20,000) outstanding during the period.
 (2) At December 31, 1993, notes payable included $4,350,000 due to an affiliate, which was discharged in June, 1994.
 (3) Revenues for the year ended December 31, 1995 and 1994, include a gain on sale of marketable securities of an affiliate of $361,000 and $479,000 ($18.05 and $23.95 per Unit).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------------------------------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income in 1996 was $1,008,000 compared to $1,125,000 in 1995, representing a decrease of $117,000. This decrease is primarily due to a gain on sale of marketable securities recognized in 1995 partially offset by an increase in property net operating income and a decrease in interest expense.

     During 1996, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $84,000 from $2,329,000 in 1995 to $2,413,000 in 1996. This increase is primarily attributable to an increase in rental revenues at the Partnership's mini-warehouse facilities partially offset by increases in cost of operations and depreciation expense.

     Rental income was $4,002,000 in 1996 compared to $3,848,000 in 1995, representing an increase of $154,000, or 4%. This increase was primarily attributable to increased occupancies and rental rates at the Partnership's real estate facilities. Weighted average occupancy levels at the mini-warehouses were 92% and 91% in 1996 and 1995, respectively. The average monthly realized rent per square foot at the mini-warehouses was $.72 in 1996 compared to $.70 in 1995.

     Other income decreased from $26,000 in 1995 to $5,000 in 1996 as a result of a decrease in dividend income earned on marketable securities sold in November 1995 and lower invested cash balances in 1996 compared to 1995.

     Cost of operations (including management fees paid to an affiliate) was $1,187,000 and $1,163,000 in 1996 and 1995, respectively, representing an increase of $24,000, or 2%. This increase was primarily attributable to increases in payroll cost.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Partnership has expensed the prepaid management fees during 1996. The amount is included in management fees paid to affiliate in the statements of income. As a result of the prepayment, the Partnership saved approximately $20,000 in management fees, based on the management fees that would have been payable on rental income generated during 1996 compared to the amount prepaid.

     Interest   expense  was   $1,358,000  and  $1,520,000  in  1996  and  1995,
respectively, representing a decrease of $162,000, or 11%. The decrease was primarily a result of a reduction in the average outstanding debt balance in 1996 compared to 1995.

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

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $22,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition or results of operations.

     Interest   expense  was   $1,520,000  and  $1,658,000  in  1995  and  1994,
respectively, representing a decrease of $138,000, or 8%. The decrease was primarily a result of a reduction in the average outstanding debt balance in 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flow from operating activities ($1,472,000 in 1996) has been sufficient to meet all current obligations of the Partnership. During 1997, the Partnership anticipates approximately $289,000 of capital improvements compared to $228,000 in 1996, $344,000 in 1995 and $150,000 in 1994.

     In January 1996, the Partnership obtained an $1,500,000 loan from PSI to repay and terminate an unsecured note payable to Wells Fargo Bank. The PSI loan bears interest at the prime rate plus 1%, payable monthly, in addition to monthly principal payments of $50,000.

     In November 1995, the Management Agreement with PSMI was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $138,000. The amount has been amortized as management fees paid to affiliate during 1996.

     In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its reserves for principal payments that commenced in 1992.

     The distributions in the aggregate to limited and general partners for each of the prior years were as follows:
                 1978                             427,000
                 1979                           1,025,000
                 1980                           1,098,000
                 1981                           1,427,000
                 1982                           1,592,000
                 1983                           1,785,000
                 1984                           2,076,000
                 1985                           2,477,000
                 1986                           2,828,000
                 1987                          21,751,000
                 1988                             421,000
                 1989                             521,000
                 1990                             404,000
                 1991                                   -
                 1992                                   -
                 1993                                   -
                 1994                                   -
                 1995                                   -
                 1996                                   -

     During 1987, the Partnership financed all of its facilities with a $20,885,000 loan. Proceeds of $20,202,000 were distributed to the partners in September 1987 and are included in the 1987 distribution. At December 31, 1996, the outstanding balance of the mortgage note was $14,317,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

     None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
         ----------------------------------------------------

     The Partnership has no directors or executive officers.

     The Partnership's general partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers and Mr. Hughes manage and make investment decisions for the Partnership.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

    Name                         Positions with PSI
------------------------------ -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Hugh W. Horne                  Senior Vice President
Obren B. Gerich                Senior Vice President
Marvin M. Lotz                 Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Uri P. Harkham                 Director

     B. Wayne Hughes, age 63, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage
Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and Public Storage Properties XX, Inc. (collectively , the "Public Storage REITs"), REITs that were organized by affiliates of PSMI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage
Properties IX, Inc., Public Storage Properties X, Inc., Public Storage Properties XII Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc., and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and December 1996. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of PSI in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Hugh W. Horne, age 52, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of the Public Storage REITs since 1993. He was a Vice President of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from 1993 until the respective dates of merger. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 58, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. He has been Vice President and Secretary of the Public Storage REITs since 1990 and was Chief Financial Officer until November 1995. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, joined PSMI's legal staff in June 1991, rendering services on behalf of the PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     A. Timothy Scott, age 45, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     Sarah Hass, age 41, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 57, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority, and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bonded Motors Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Ready Pac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, became a director of PSI in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company, which operates the Santa Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

    (a) At February 28, 1997, the following persons beneficially owned more than 5% of the Units:

         Title                        Name and Address                                                   Percent
        of Class                    of Beneficial Owner                Beneficial Ownership             of Class
---------------------     -------------------------------              ---------------------           ------------
Units of Limited          Public Storage, Inc.                           7,658 Units (1)                  38.3%
Partnership Interest      701 Western Ave.
                          Glendale, California 91201

Units of Limited          B. Wayne Hughes                                6,010 Units (2)                  30.0%
Partnership Interest      701 Western Ave.
                          Glendale, California 91201


(1) Includes (i) 1,658 Units owned by PSI as to which PSI has sole voting and dispositive power and (ii) 6,000 Units which PSI has an option to acquire (together with other securities) BWH Marina Corporation II (a corporation wholly-owned by Hughes) and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power.

(2) Includes (i) 10 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power and (ii) 6,000 Units owned by BWH Marina Corporation II as to which Hughes has sole dispositive power and no voting power; PSI has an option to acquire these Units and an irrevocable proxy to vote these Units (see footnote 1 above).

     (b) The Partnership has no officers and directors.

     The General Partners (or their predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participates in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 41 Units (0.2% of the Units). The directors and executive officers of PSI (including Hughes), as a group (13 persons), own an aggregate of 6,051 Units, representing 30.3% of the Units (including the 6,010 Units beneficially owned by Hughes as set forth above).

     (c) The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for articles 16, 17 and 21.1 of the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement File No. 2-57750. Those articles provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.
                                       13

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

     The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. During 1996, there were no incentive distributions paid by the Partnership.

     The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 1996, the Partnership paid fees of $82,000 to PSI pursuant to the Management Agreement.

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $138,000. The amount has been amortized as management fees paid to affiliate during 1996.

                                     PART IV

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

     (a) List of Documents filed as part of the Report.

         1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

         2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule.

         3. Exhibits: See Exhibit Index contained below.

      (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of fiscal 1996.

      (c) Exhibits:  See Exhibit Index contained below.

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

 10.1 Second Amended and Restated Management Agreement dated November 16, 1995 between the Partnership and Public Storage, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS
          Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

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

 10.5 Loan documents dated January 26, 1996 between the Partnership and Public Storage, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 10.6 Loan documents dated January 27, 1997 between the Partnership and Public Storage, Inc. Filed herewith.

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


                                    PUBLIC STORAGE PROPERTIES,  LTD.
                                    a California  Limited  Partnership

Dated:  March 26, 1997               By:  Public Storage, Inc., General Partner


                                     By:  /s/ B. Wayne Hughes
                                     ---------------------------------------
                                     B. Wayne Hughes, Chairman of the Board


                                     /s/ B. Wayne Hughes
                                     ---------------------------------------
                                     B. Wayne Hughes, General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

     Signature                                       Capacity                                   Date
--------------------------------     ----------------------------------------------------    ------------------

/s/ B. Wayne Hughes                  Chairman of the Board and                           March 26, 1997
--------------------------------     Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes                      (principal executive officer)



/s/ Harvey Lenkin                     President and Director                             March 26, 1997
--------------------------------      of Public Storage, Inc.
Harvey Lenkin


/s/ John Reyes                        Senior Vice President and Chief Financial          March 26, 1997
--------------------------------      Officer of Public Storage, Inc.
John Reyes                           (principal financial officer and principal
                                      accounting officer)


/s/ Robert J. Abernethy               Director of Public Storage, Inc.                   March 26,  1997
--------------------------------
Robert J. Abernethy


Dann V. Angeloff                      Director of Public Storage, Inc.                   March 26,  1997
--------------------------------
Dann V. Angeloff


/s/ William C. Baker                  Director of Public Storage, Inc.                   March 26,  1997
---------------------------------
William C. Baker


/s/ Uri P. Harkham                    Director of Public Storage, Inc.                   March 26,  1997
---------------------------------
Uri P. Harkham

                         PUBLIC STORAGE PROPERTIES, LTD.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))

                                                                         Page
                                                                      References
                                                                      ----------

Report of Independent Auditors                                            F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 1996 and 1995                           F-2

For the years ended December 31, 1996, 1995 and 1994:

     Statements of Income                                                 F-3

     Statements of Partners' Deficit                                      F-4

     Statements of Cash Flows                                             F-5

Notes to Financial Statements                                        F-6 - F-9


Schedule for the years ended December 31, 1996, 1995, and 1994:

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

                         Report of Independent Auditors



The Partners
Public Storage Properties, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties, Ltd. as of December 31, 1996 and 1995, and the related statements of income, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                        ERNST & YOUNG LLP


March 24, 1997
Los Angeles, California


                         PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                                                                                1996                   1995
                                                                           ----------             ----------
                                     ASSETS
                                     ------
Cash and cash equivalents                                              $        69,000          $      89,000
Rent and other receivables                                                      48,000                 42,000


Real estate facilities:
     Building, land improvements and equipment                               7,721,000              7,493,000
     Land                                                                    2,511,000              2,511,000
                                                                            ----------             ----------
                                                                            10,232,000             10,004,000


     Less accumulated depreciation                                          (5,046,000)            (4,644,000)
                                                                            ----------             ----------
                                                                             5,186,000              5,360,000
                                                                            ----------             ----------
Other assets                                                                   200,000                354,000
                                                                            ----------             ----------
Total assets                                                                $5,503,000             $5,845,000
                                                                            ==========             ==========


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------



Accounts payable                                                          $      5,000          $      77,000
Deferred revenue                                                               118,000                132,000
Due to affiliate                                                                     -                130,000
Notes payable                                                               15,217,000             16,351,000

Partners' deficit:

     Limited partners' deficit, $500 per unit, 20,000 units
       authorized, issued and outstanding                                   (7,304,000)            (8,052,000)
     General partners' deficit                                              (2,533,000)            (2,793,000)
                                                                            ----------             ----------
     Total partners' deficit                                                (9,837,000)           (10,845,000)
                                                                            ----------             ----------
Total liabilities and partners' deficit                                     $5,503,000             $5,845,000
                                                                            ==========             ==========

                             See Accompanying Notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1996


                                                                1996                     1995                     1994
                                                             ----------               ----------               ----------

REVENUES:

Rental income                                                $4,002,000               $3,848,000               $3,611,000
Gain on sale of marketable securities of affiliate                    -                  361,000                  479,000
Other income                                                      5,000                   26,000                   91,000
                                                             ----------               ----------               ----------
                                                              4,007,000                4,235,000                4,181,000
                                                             ----------               ----------               ----------

COSTS AND EXPENSES:

Cost of operations                                              967,000                  932,000                  862,000
Management fees paid to affiliate                               220,000                  231,000                  217,000
Depreciation                                                    402,000                  356,000                  296,000
Administrative                                                   52,000                   49,000                   73,000
Environmental cost                                                    -                   22,000                        -
Interest expense                                              1,358,000                1,520,000                1,658,000
                                                             ----------               ----------               ----------
                                                              2,999,000                3,110,000                3,106,000
                                                             ----------               ----------               ----------

NET INCOME                                                   $1,008,000               $1,125,000               $1,075,000
                                                             ----------               ----------               ----------
Limited partners' share of net income ($49.90 per
     unit in 1996, $55.70 per unit in 1995, and
     $53.20 per unit in 1994)                               $   998,000            $   1,114,000            $   1,064,000


General partners' share of net income                            10,000                   11,000                   11,000
                                                             ----------               ----------               ----------

                                                             $1,008,000               $1,125,000               $1,075,000
                                                             ==========               ==========               ==========



                             See Accompanying Notes.
                                      F-3


                         PUBLIC STORAGE PROPERTIES, LTD.
                         STATEMENTS OF PARTNERS' DEFICIT
                       For each of the three years in the
                         period ended December 31, 1996


                                                                                 Unrealized Gain
                                                  Limited           General        on Marketable    Total Partners'
                                                  Partners          Partners        Securities         Deficit
                                               -------------      --------------   -------------    --------------
Balance at December 31, 1993                    $ (9,686,000)     $ (3,359,000)    $         -        $(13,045,000)


Unrealized gain on marketable securities                   -                 -           227,000           227,000

Net income                                         1,064,000            11,000                 -         1,075,000

Equity transfer                                     (266,000)          266,000                 -                 -
                                               -------------      --------------   -------------    --------------

Balance at December 31, 1994                      (8,888,000)       (3,082,000)          227,000       (11,743,000)


Sale of marketable securities                              -                 -          (227,000)         (227,000)

Net income                                         1,114,000            11,000                 -         1,125,000

Equity transfer                                     (278,000)          278,000                 -                 -
                                               -------------      --------------   -------------    --------------

Balance at December 31, 1995                      (8,052,000)       (2,793,000)                -       (10,845,000)

Net income                                           998,000            10,000                 -         1,008,000

Equity transfer                                     (250,000)          250,000                 -                 -
                                               -------------      --------------   -------------    --------------

Balance at December 31, 1996                     $(7,304,000)      $(2,533,000)    $          -       $ (9,837,000)
                                               =============      ==============   ==============   ==============


                             See Accompanying Notes.
                                      F-4



                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1996

                                                                         1996              1995              1994
                                                                      ----------        ----------        ----------

Cash flows from operating activities:

     Net income                                                       $1,008,000        $1,125,000        $1,075,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                        402,000           356,000           296,000
     Gain on sale of marketable securities                                     -          (361,000)         (479,000)
     (Increase) decrease in rent and other receivables                    (6,000)           21,000            (6,000)
     Amortization (payment) of prepaid management fees                   138,000          (138,000)                -
     Amortization of prepaid loan fees                                    33,000            33,000            33,000
     Increase in other assets                                            (17,000)           (2,000)           (7,000)
     (Decrease) increase in accounts payable                             (72,000)           47,000             1,000
     (Decrease) increase in deferred revenue                             (14,000)           (4,000)            8,000
                                                                      ----------        ----------        ----------

         Total adjustments                                               464,000           (48,000)         (154,000)
                                                                      ----------        ----------        ----------

         Net cash provided by operating activities                     1,472,000         1,077,000           921,000
                                                                      ----------        ----------        ----------


Cash flows from investing activities:

     Proceeds from sale of marketable securities                               -           708,000         1,265,000
     Additions to real estate facilities                                (228,000)         (344,000)         (150,000)
                                                                      ----------        ----------        ----------


         Net cash (used in) provided by investing activities            (228,000)          364,000         1,115,000
                                                                      ----------        ----------        ----------

Cash flows from financing activities:

    Proceeds from note payable to bank                                         -                 -         3,000,000
    Principal (payments) proceeds on note payable to affiliate          (130,000)          130,000         1,250,000
    Principal payments on note payable                                (1,134,000)       (1,644,000)       (6,260,000)
                                                                      ----------        ----------        ----------
         Net cash used in financing activities                        (1,264,000)       (1,514,000)       (2,010,000)
                                                                      ----------        ----------        ----------



Net (decrease) increase in cash and cash equivalents                     (20,000)          (73,000)           26,000

Cash and cash equivalents at the beginning of the year                    89,000           162,000           136,000
                                                                      ----------        ----------        ----------

Cash and cash equivalents at the end of the year                      $   69,000        $   89,000        $  162,000
                                                                      ==========        ==========        ==========


Supplemental schedule of non-cash investing and financing activities:

    Increase in fair value of marketable securities of affiliate      $        -        $        -        $ (227,000)
                                                                      ----------        ----------        ----------



    Unrealized gain on marketable securities of affiliate             $        -        $       -         $  227,000
                                                                      ----------        ----------        ----------

                             See Accompanying Notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


1.       DESCRIPTION OF PARTNERSHIP

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Basis of Presentation:
         ----------------------

               Certain prior year amounts have been reclassified to conform with 1996 presentation.


         Mini-Warehouse Facilities:
         --------------------------

               Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1996 and 1995 to develop mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

               In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in 1996 and the adoption had no effect on the Partnership's financial statements.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)

          Gain on Sale of Marketable Securities:
          --------------------------------------

               The Partnership held marketable Securities in PSI. In September 1994, the Partnership sold 85,000 of the shares of common stock of PSI and recognized a gain totaling $479,000 on the sale. In November 1995, the Partnership sold all its remaining 39,911 shares of PSI common stock, and recognized a gain totaling $361,000 on the sale. The
          Partnership recognized $26,000 and $87,000 in dividends in 1995 and 1994, respectively.

          Other Assets:
          -------------

               Included in other assets are deferred financing costs. In 1993, the Partnership incurred deferred financing costs of approximately $246,000 in connection with the modification of its mortgage note payable (Note 7). In addition, amortization of, deferred financing costs totaled approximately $33,000, $33,000 and $33,000 relating to the pre-modified mortgage loan during 1996, 1995 and 1994, respectively, and is included in interest expense.

          Use of Estimates:
          -----------------

               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Environmental Cost:
          -------------------

               Substantially all of the  Partnership's  facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $22,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition or results of operations.

3.       CASH DISTRIBUTIONS

               The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since the fourth quarter of 1990 for debt service payments.


4.       PARTNERS' EQUITY

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

               In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $138,000. The amount is included in other assets in the Balance Sheet at December 31, 1995. The amount has been amortized as management fees paid to affiliate during 1996.


               See footnote 7, on related party note payable.

6.       TAXES BASED ON INCOME

               Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

               Taxable net income was $1,122,000,  $1,209,000 and $1,114,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from difference in depreciation methods.

7.       NOTES PAYABLE

               Notes payable at December 31, 1996 and 1995 consist of the following:

                                                          1996                1995
                                                          ----                ----
           8.25%  mortgage  note  payable  to  an
           insurance  company with  principal and
           interest of $141,000 due monthly; remaining
           principal due September, 2001.               $14,317,000         $14,801,000

           Unsecured note payable to affiliate, bearing
           interest at the prime rate plus 1%,
           payable monthly,  and requiring
           50,000 principal payments;  remaining
           principal due July 1, 1998.
                                                            900,000           1,550,000
                                                       -------------        ------------

                                                        $15,217,000         $16,351,000
                                                      ==============        ============

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

               The unsecured note at December 31, 1995 was payable to Wells Fargo Bank. In January 1996 the Partnership obtained a $1,510,000 loan from PSI to repay and terminate the unsecured note payable to Wells Fargo Bank. The PSI loan bears interest at the prime rate plus 1%, payable monthly, in addition to monthly principal payments of $50,000.

               The Partnership believes that it is not practical to estimate the fair value of its long-term fixed rate debt at December 31, 1996, because there is no public market for such debt and although interest rates at December 31, 1996 are lower than when such debt was incurred, the Partnership does not believe it could obtain financing currently on such favorable terms. This is in part due to the reduced sources of real estate financing resulting from a variety of factors, including the present condition of financial institutions.

               The principal repayment schedule of the above notes payable as of December 31, 1996, is as follows:

                  1997                                     $   1,124,000
                  1998                                           869,000
                  1999                                           618,000
                  2000                                           671,000
                  2001                                        11,935,000
                                                             -----------
                                                             $15,217,000
                                                             ===========


               Interest paid on the notes was $1,325,000, $1,488,000 and $1,626,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                       Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation


                                                       Initial Cost
                                                   -----------------------     Costs Subsequent
                                                                 Building,     to construction
                                                                Land Imp &      construction
        Description            Encumbrances         Land         Equipment      (Improvements)
-----------------------      ---------------    -----------   -------------    ----------------

Corona                               -             $155,000        $757,000       $134,000
Fremont                              -              112,000         741,000        206,000
Milpitas                             -              198,000         649,000        122,000
Norco                                -               95,000         456,000         58,000
North Hollywood                      -              314,000         553,000         75,000
Pasadena                             -              327,000         515,000        156,000
Sun Valley                           -              329,000         611,000        219,000
Wilmington                           -              815,000       1,336,000        294,000
Whittier - El Monte                  -              166,000         763,000         76,000
                             ---------------    -----------   -------------    ----------------
                                $14,317,000(1)   $2,511,000      $6,381,000     $1,340,000
                             ================   ===========   =============    ================

                       Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation

                                          Gross Carrying Amount
                                           at December 31, 1996
                                     -----------------------------------
                                                Building,
                                                Land Imp &                    Accumulated        Date
        Description                  Land       Equipment         Total      Depreciation      Completed
-----------------------------       ---------   -----------   ------------   -------------     ---------
Corona                               $155,000     $891,000     $1,046,000       $570,000         12/78
Fremont                               112,000      947,000      1,059,000        633,000         11/78
Milpitas                              198,000      771,000        969,000        488,000         11/78
Norco                                  95,000      514,000        609,000        346,000         12/78
North Hollywood                       314,000      628,000        942,000        397,000         12/79
Pasadena                              327,000      671,000        998,000        427,000         08/78
Sun Valley                            329,000      830,000      1,159,000        530,000         10/78
Wilmington                            815,000    1,630,000      2,445,000      1,062,000         08/78
Whittier - El Monte                   166,000      839,000      1,005,000        593,000         07/78
                                    ---------   -----------   ------------   -------------     ---------
                                   $2,511,000   $7,721,000    $10,232,000     $5,046,000
                                   ==========   ===========   ============   =============


(1) All nine properties are encumbered by a promissory note. The $14,317,000 listed above is the principal balance remaining on the note at December 31, 1996.

                       Public Storage Properties, Ltd.

                           Real Estate Reconciliation

                            Schedule III (continued)


(a) The following is a reconciliation of costs and related accumulated depreciation:

                                      COST

                                            -----------      ----------      -----------
                                                1996            1995            1994
                                            -----------      ----------      -----------

Balance at the beginning of the period      $10,004,000      $9,660,000      $9,510,000

Additions during the period

    Improvements                                228,000         344,000         150,000

Deductions during the period                          -               -               -
                                            -----------      ----------      -----------

Balance at the close of the period          $10,232,000     $10,004,000      $9,660,000
                                            ===========     ===========      ===========


                     ACCUMULATED DEPRECIATION RECONCILIATION


                                                 1996            1995            1994
                                            -----------      ----------      -----------

Balance at the beginning of the period       $4,644,000      $4,288,000      $3,992,000

Additions during the period

    Depreciation                                402,000         356,000         296,000

Deductions during the period                          -               -               -
                                            -----------      ----------      -----------

Balance at the close of the period           $5,046,000      $4,644,000      $4,288,000
                                            ===========     ===========      ===========
