Form 10-Q
period 1997-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 1997-05-14
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


           California                                                95-3196921
-----------------------------------------                -----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                            Identification Number)

         701 Western Ave.
       Glendale, California                                          91201-2349
-----------------------------------------                -----------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                         ----------------------




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

                                      INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

   Condensed balance sheets at March 31, 1997
     and December 31, 1996                                                   2

   Condensed statements of income for the three
     months ended March 31, 1997 and 1996                                    3

   Condensed statement of partners' deficit for the
     three months ended March 31, 1997                                       4

   Condensed statements of cash flows for the
     three months ended March 31, 1997 and 1996                              5

   Notes to condensed financial statements                                   6

   Management's discussion and analysis of
     financial condition and results of operations                         7-8


PART II.  OTHER INFORMATION                                                  9




                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                       March 31,             December 31,
                                                                                         1997                    1996
                                                                                   ----------------        ----------------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                           $      254,000         $       69,000
Rent and other receivables                                                                  47,000                 48,000

Real estate facilities:
     Building, land improvements and equipment                                           7,755,000              7,721,000
     Land                                                                                2,511,000              2,511,000
                                                                                   ----------------        ----------------
                                                                                        10,266,000             10,232,000

     Less accumulated depreciation                                                      (5,153,000)            (5,046,000)
                                                                                   ----------------        ----------------
                                                                                         5,113,000              5,186,000
                                                                                   ----------------        ----------------

Other assets                                                                               179,000                200,000
                                                                                   ----------------        ----------------
Total assets                                                                        $    5,593,000         $    5,503,000
                                                                                   ================        ================

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                                    $       62,000         $        5,000
Deferred revenue                                                                           122,000                118,000
Notes payable                                                                           14,940,000             15,217,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
          authorized, issued and outstanding                                            (7,077,000)            (7,304,000)
     General partners' deficit                                                          (2,454,000)            (2,533,000)
                                                                                   ----------------        ----------------

     Total partners' deficit                                                            (9,531,000)            (9,837,000)
                                                                                   ----------------        ----------------

Total liabilities and partners' deficit                                             $    5,593,000         $    5,503,000
                                                                                   ================        ================



                            See accompanying notes.
                                       2




                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                        --------------------------------------
                                                                              1997                  1996
                                                                        ---------------        ---------------

REVENUES:
Rental income                                                           $  1,050,000           $    964,000
Other income                                                                   2,000                   -
                                                                        ---------------        ---------------
                                                                           1,052,000                964,000
                                                                        ---------------        ---------------

COSTS AND EXPENSES:

Cost of operations                                                           256,000                231,000
Management fees paid to affiliate                                             63,000                 52,000
Depreciation expense                                                         107,000                 97,000
Administrative                                                                10,000                  9,000
Interest expense                                                             310,000                315,000
                                                                        ---------------        ---------------

                                                                             746,000                704,000
                                                                        ---------------        ---------------
NET INCOME                                                              $    306,000           $    260,000
                                                                        ===============        ===============
Limited partners' share of net income ($15.15 per unit in 1997
     and $12.85 per unit in 1996)                                       $    303,000           $    257,000

General partners' share of net income                                          3,000                  3,000
                                                                        ---------------        ---------------
                                                                        $    306,000           $    260,000
                                                                        ===============        ===============



                            See accompanying notes.
                                       3




                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                                        Total
                                                         Limited                General               Partners'
                                                         Partners              Partners                Deficit
                                                      -------------         -------------          -------------

Balance at December 31, 1996                           $(7,304,000)          $(2,533,000)           $(9,837,000)

Net Income                                                 303,000                 3,000                306,000

Equity transfer                                            (76,000)               76,000                   -
                                                      -------------         -------------          -------------
Balance at March 31, 1997                              $(7,077,000)          $(2,454,000)           $(9,531,000)
                                                      =============         =============          =============

                            See accompanying notes.
                                       4




                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                      -------------------------------------
                                                                           1997                   1996
                                                                      ---------------       ---------------

Cash flows from operating activities:

     Net income                                                       $    306,000           $    260,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                      107,000                 97,000
         Decrease in rent and other receivables                              1,000                  8,000
         Amortization of prepaid management fees                             -                     52,000
         Amortization of prepaid loan fees                                   8,000                  8,000
         Decrease (increase) in other assets                                13,000                 (9,000)
         Increase (decrease) in accounts payable                            57,000                 (6,000)
         Increase (decrease) in deferred revenue                             4,000                (18,000)
                                                                      ---------------       ---------------
         Total adjustments                                                 190,000                132,000
                                                                      ---------------       ---------------
         Net cash provided by operating activities                         496,000                392,000
                                                                      ---------------       ---------------

Cash flows from investing activities:

     Additions to real estate facilities                                   (34,000)                (3,000)
                                                                      ---------------       ---------------
         Net cash used in investing activities                             (34,000)                (3,000)
                                                                      ---------------       ---------------

Cash flows from financing activities:

     Principal payments on note payable                                   (277,000)              (157,000)
                                                                      ---------------       ---------------
         Net cash used in financing activities                            (277,000)              (157,000)
                                                                      ---------------       ---------------

Net increase in cash and cash equivalents                                  185,000                232,000

Cash and cash equivalents at the beginning of the period                    69,000                 89,000
                                                                      ---------------       ---------------
Cash and cash equivalents at the end of the period                    $    254,000           $    321,000
                                                                      ===============       ===============



                            See accompanying notes.
                                       5

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1997, the results of its operations for the three months ended March 31, 1997 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

                        PUBLIC STORAGE PROPERTIES, LTD.,
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996:

     The Partnership's net income for the three months ended March 31, 1997 was $306,000 compared to $260,000 for the three months ended March 31, 1996, representing an increase of $46,000 or 18%. This increase is primarily a result of increased operating results at the Partnership's real estate facilities and a decrease in interest expense resulting from a lower note payable balance in 1997 compared to 1996.

     Rental income for the three months ended March 31, 1997 was $1,050,000 compared to $964,000 for the three months ended March 31, 1996, representing an increase of $86,000 or 9%. This increase is primarily attributable to increased occupancy levels and rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 92% and 89% for the three months ended March 31, 1997 and 1996, respectively. Realized rent for the three months ended March 31, 1997 increased to $.75 per occupied square foot from $.71 per occupied square foot for the three months ended March 31, 1996.

     Cost of operations (including management fees paid to an affiliate) for the three months ended March 31, 1997 was $319,000 compared to $283,000 for the three months ended March 31, 1996, representing an increase of $36,000 or 13%. This increase is mainly attributable to increases in management fees and property tax expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations, discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the three months ended March 31, 1996 was $6,000 lower than it would have been under the customary undiscounted fee structure.

     Interest expense decreased $5,000 to $310,000 in the three months ended March 31, 1997 from $315,000 in the same period in 1996. This decrease is mainly attributable to lower outstanding principal balances on the Partnership's notes payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from  operations  ($496,000 for the three months ended March
31,  1997)  has  been  sufficient  to  meet  all  current   obligations  of  the
Partnership.

     In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its cash available for principal payments that commenced in 1993.

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




                                                DATED: May 13, 1997

                                                PUBLIC STORAGE PROPERTIES, LTD.

                                                BY:  Public Storage, Inc.
                                                     General Partner




                                                BY:  /s/ John Reyes
                                                     --------------
                                                     John Reyes
                                                     Senior Vice President and
                                                       Chief  Financial Officer