Form 10-Q
period 1997-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 1997-08-12
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ----------------   ----------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                          95-3196921
-------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

       701 Western Ave.
       Glendale, California                                          91201-2349
----------------------------------------                         --------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
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

                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 1997
     and December 31, 1996                                                   2

Condensed statements of income for the three
     and six months ended June 30, 1997 and 1996                             3

Condensed statement of partners' deficit for the
     six months ended June 30, 1997                                          4

Condensed statements of cash flows for the
     six months ended June 30, 1997 and 1996                                 5

Notes to condensed financial statements                                      6

Management's discussion and analysis of
     financial condition and results of operations                         7-8

PART II.  OTHER INFORMATION                                                  9


                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                      June 30,             December 31,
                                                                                        1997                   1996
                                                                                   ---------------        ---------------
                                                                                     (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                          $       237,000        $        69,000
Rent and other receivables                                                                  78,000                 48,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                           7,847,000              7,721,000
     Land                                                                                2,511,000              2,511,000
                                                                                   ---------------        ---------------
                                                                                        10,358,000             10,232,000

     Less accumulated depreciation                                                      (5,260,000)            (5,046,000)
                                                                                   ---------------        ---------------
                                                                                         5,098,000              5,186,000
                                                                                   ---------------        ---------------

Other assets                                                                               173,000                200,000
                                                                                   ---------------        ---------------

Total assets                                                                       $     5,586,000        $     5,503,000
                                                                                   ===============        ===============


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                                   $        12,000        $         5,000
Deferred revenue                                                                           123,000                118,000
Notes payable                                                                           14,661,000             15,217,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
         authorized, issued and outstanding                                             (6,838,000)            (7,304,000)
     General partners' deficit                                                          (2,372,000)            (2,533,000)
                                                                                   ---------------        ---------------

     Total partners' deficit                                                            (9,210,000)            (9,837,000)
                                                                                   ---------------        ---------------

Total liabilities and partners' deficit                                            $     5,586,000        $     5,503,000
                                                                                   ===============        ===============



                             See accompanying notes.
                                        2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                        ------------------------------     ------------------------------
                                                             1997              1996             1997              1996
                                                        ------------      ------------     ------------      ------------
  REVENUES:

  Rental income                                         $  1,051,000      $    984,000     $  2,101,000      $  1,948,000
  Other income                                                 3,000             2,000            5,000             2,000
                                                        ------------      ------------     ------------      ------------
                                                           1,054,000           986,000        2,106,000         1,950,000
                                                        ------------      ------------     ------------      ------------

  COSTS AND EXPENSES:

  Cost of operations                                         220,000           236,000          476,000           467,000
  Management fees paid to affiliate                           63,000            51,000          126,000           103,000
  Depreciation                                               107,000            98,000          214,000           195,000
  Administrative                                              15,000            12,000           25,000            21,000
  Interest expense                                           328,000           374,000          638,000           689,000
                                                        ------------      ------------     ------------      ------------
                                                             733,000           771,000        1,479,000         1,475,000
                                                        ------------      ------------     ------------      ------------
  NET INCOME                                            $    321,000      $    215,000     $    627,000      $    475,000
                                                        ============      ============     ============      ============

  Limited partners' share of net income ($31.05 per
      unit in 1997 and $23.50 per unit in 1996)                                            $    621,000      $    470,000

  General partners' share of net income                                                           6,000             5,000
                                                                                           ------------      ------------
                                                                                           $    627,000      $    475,000
                                                                                           ============      ============

                             See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                                             Total
                                                               Limited                General              Partners'
                                                              Partners               Partners               Deficit
                                                             -----------            -----------            -----------

Balance at December 31, 1996                                 $(7,304,000)           $(2,533,000)           $(9,837,000)

Net Income                                                       621,000                  6,000                627,000

Equity transfer                                                 (155,000)               155,000                  -
                                                             -----------            -----------            -----------

Balance at June 30, 1997                                     $(6,838,000)           $(2,372,000)           $(9,210,000)
                                                             ============           ============           ============

                             See accompanying notes.
                                        4


                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                        -----------------------------
                                                                             1997             1996
                                                                        -----------        ----------

Cash flows from operating activities:

Net Income                                                               $ 627,000         $ 475,000

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation                                                             214,000           195,000
  (Increase) decrease in rent and other receivables                        (30,000)            7,000
  Amortization of prepaid management fees                                       -            103,000
  Amortization of prepaid loan fees                                         16,000            17,000
  Decrease (increase) in other assets                                       11,000            (6,000)
  Increase (decrease) in accounts payable                                    7,000           (54,000)
  Increase (decrease) in deferred revenue                                    5,000           (16,000)
                                                                        -----------        ----------

  Total adjustments                                                        223,000           246,000
                                                                        -----------        ----------

  Net cash provided by operating activities                                850,000           721,000
                                                                        -----------        ----------

Cash flows from investing activities:

  Additions to real estate facilities                                     (126,000)         (104,000)
                                                                        -----------        ----------

    Net cash used in investing activities                                 (126,000)         (104,000)
                                                                        -----------        ----------

Cash flows from financing activities:

  Principal payments on notes payable                                     (556,000)         (576,000)
                                                                        -----------        ----------

    Net cash used in financing activities                                 (556,000)         (576,000)
                                                                        -----------        ----------

Net increase in cash and cash equivalents                                  168,000            41,000

Cash and cash equivalents at the beginning of the period                    69,000            89,000
                                                                        -----------        ----------

Cash and cash equivalents at the end of the period                       $ 237,000         $ 130,000
                                                                        ===========        ==========

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

                         PUBLIC STORAGE PROPERTIES, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the six months ended June 30, 1997 was $627,000 compared to $475,000 for the six months ended June 30, 1996, representing an increase of $152,000 or 32%. The Partnership's net income for the three months ended June 30, 1997 was $321,000 compared to $215,000 for the three months ended June 30, 1996, representing an increase of $106,000 or 49%. These increases are primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense resulting from a lower notes payable balance in 1997 compared to 1996.

     Rental income for the six months ended June 30, 1997 was $2,101,000 compared to $1,948,000 for the six months ended June 30, 1996 representing an increase of $153,000 or 8%. Rental income for the three months ended June 30, 1997 was $1,051,000 compared to $984,000 for the three months ended June 30, 1996, representing an increase of $67,000 or 7%. These increases are primarily attributable to higher rental rates and occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 94% and 91% for the six months ended June 30, 1997 and 1996, respectively. Realized rent for the six months ended June 30, 1997 increased to $.74 per occupied square foot from $.71 per occupied square foot for the six months ended June 30, 1996.

     Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 1997 was $602,000 compared to $570,000 for the six months ended June 30, 1996, representing an increase of $32,000 or 5%. This increase is mainly attributable to increases in management fees and property tax expenses. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 1997 was $283,000 compared to $287,000 for the three months ended June 30, 1996, representing a decrease of $4,000 or 1%. This decrease is mainly attributable to a decrease in repairs and maintenance expense partially offset by an increase in management fees expense.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the six months ended June 30, 1996 was $14,000 lower than it would have been under the customary undiscounted fee structure.

     Interest expense decreased $51,000 to $638,000 in the six months ended June 30, 1997 from $689,000 in the same period in 1996. This decrease is mainly attributable to lower outstanding principal balances on the Partnership's notes payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from operations ($850,000 for the six months ended June 30, 1997) has been sufficient to meet all current obligations of the Partnership.

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



                                              DATED: August 12, 1997


                                              PUBLIC STORAGE PROPERTIES, LTD.

                                              BY:      Public Storage, Inc.
                                                       General Partner




                                              BY:      /s/ John Reyes
                                                       ---------------
                                                       John Reyes
                                                       Senior Vice President and
                                                         Chief Financial Officer