Form 10-Q
period 1997-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 1997-11-12
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  -----------------

Commission File Number 0-8667
                       ------


                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


              California                                          95-3196921
---------------------------------------                       --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

         701 Western Ave.
       Glendale, California                                       91201-2349
---------------------------------------                       --------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
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

                                      INDEX

                                                                          Page
                                                                          ----

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1997
     and December 31, 1996                                                   2

Condensed statements of income for the three
     and nine months ended September 30, 1997 and 1996                       3

Condensed statement of partners' deficit for the
     nine months ended September 30, 1997                                    4

Condensed statements of cash flows for the
     nine months ended September 30, 1997 and 1996                           5

Notes to condensed financial statements                                      6

Management's discussion and analysis of
     financial condition and results of operations                         7-8

PART II.  OTHER INFORMATION                                                  9

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               September 30,          December 31,
                                                                                   1997                   1996
                                                                           --------------------    -------------------
                                                                                (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                     $      379,000         $       69,000
Rent and other receivables                                                            49,000                 48,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                     7,980,000              7,721,000
     Land                                                                          2,511,000              2,511,000
                                                                           --------------------    -------------------
                                                                                  10,491,000             10,232,000

     Less accumulated depreciation                                                (5,375,000)            (5,046,000)
                                                                           --------------------    -------------------
                                                                                   5,116,000              5,186,000
                                                                           --------------------    -------------------

Other assets                                                                         165,000                200,000
                                                                           --------------------    -------------------

Total assets                                                                  $    5,709,000         $    5,503,000
                                                                           ====================    ===================

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                              $       47,000         $        5,000
Deferred revenue                                                                     126,000                118,000
Notes payable                                                                     14,378,000             15,217,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
         authorized, issued and outstanding                                       (6,565,000)            (7,304,000)
     General partners' deficit                                                    (2,277,000)            (2,533,000)
                                                                           --------------------    -------------------

     Total partners' deficit                                                      (8,842,000)            (9,837,000)
                                                                           --------------------    -------------------

Total liabilities and partners' deficit                                       $    5,709,000         $    5,503,000
                                                                           ====================    ===================

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
                                                       --------------------------------  --------------------------------
                                                             1997              1996           1997              1996
                                                       ---------------   --------------  --------------   ---------------
  REVENUES:

  Rental income                                         $  1,102,000      $  1,012,000    $ 3,203,000      $  2,960,000
  Other income                                                 4,000             2,000          9,000             4,000
                                                       ---------------   --------------  --------------   ---------------

                                                           1,106,000         1,014,000      3,212,000         2,964,000
                                                       ---------------   --------------  --------------   ---------------

  COSTS AND EXPENSES:

  Cost of operations                                         233,000           230,000        709,000           697,000
  Management fees paid to affiliate                           66,000            55,000        192,000           158,000
  Depreciation                                               115,000           103,000        329,000           298,000
  Administrative                                              14,000            15,000         39,000            36,000
  Interest expense                                           310,000           343,000        948,000         1,032,000
                                                       ---------------   --------------  --------------   ---------------

                                                             738,000           746,000      2,217,000         2,221,000
                                                       ---------------   --------------  --------------   ---------------

  NET INCOME                                            $    368,000      $    268,000    $   995,000      $    743,000
                                                       ===============   ==============  ==============   ===============

  Limited partners' share of net income ($49.25 per
     unit in 1997 and $36.75 per unit in 1996)                                            $   985,000      $    735,000

  General partners' share of net income                                                        10,000             8,000
                                                                                         --------------   ---------------
                                                                                          $   995,000      $    743,000
                                                                                         ==============   ===============

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                                    Total
                                                               Limited          General           Partners'
                                                              Partners         Partners            Deficit
                                                          ---------------    --------------    --------------

Balance at December 31, 1996                                 $(7,304,000)     $(2,533,000)       $(9,837,000)

Net Income                                                       985,000           10,000            995,000

Equity transfer                                                 (246,000)         246,000             -
                                                          ---------------    --------------    --------------

Balance at September 30, 1997                                $(6,565,000)     $(2,277,000)       $(8,842,000)
                                                          ===============    ==============    ==============

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                  ------------------------------------------
                                                                                           1997                  1996
                                                                                  -------------------   --------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                           $  995,000           $   743,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                       329,000               298,000
         (Increase) decrease in rent and other receivables                                   (1,000)                7,000
         Amortization of prepaid management fees                                              -                   137,000
         Amortization of prepaid loan fees                                                   25,000                25,000
         Decrease (increase) in other assets                                                 10,000               (13,000)
         Increase (decrease) in accounts payable                                             42,000               (28,000)
         Increase (decrease) in deferred revenue                                              8,000               (19,000)
                                                                                  -------------------   --------------------
             Total adjustments                                                              413,000               407,000
                                                                                  -------------------   --------------------

             Net cash provided by operating activities                                    1,408,000             1,150,000
                                                                                  -------------------   --------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to real estate facilities                                                    (259,000)             (160,000)
                                                                                  -------------------   --------------------

             Net cash used in investing activities                                         (259,000)             (160,000)
                                                                                  -------------------   --------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of note payable to affiliate                                                   -                   (130,000)
    Principal payments on note payable                                                     (839,000)             (857,000)
                                                                                  -------------------   --------------------
             Net cash used in financing activities                                         (839,000)             (987,000)
                                                                                  -------------------   --------------------

  Net increase in cash and cash equivalents                                                 310,000                 3,000

  Cash and cash equivalents at the beginning of the period                                   69,000                89,000
                                                                                  -------------------   --------------------
  Cash and cash equivalent at the end of the period                                      $  379,000           $    92,000
                                                                                  ===================   ====================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

                        PUBLIC STORAGE PROPERTIES, LTD.,
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the nine months ended September 30, 1997 was $995,000 compared to $743,000 for the nine months ended September 30, 1996, representing an increase of $252,000 or 34%. The Partnership's net income for the three months ended September 30, 1997 was $368,000 compared to $268,000 for the three months ended September 30, 1996, representing an increase of $100,000 or 37%. These increases are primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense resulting from a lower notes payable balance in 1997 compared to 1996.

     Rental income for the nine months ended September 30, 1997 was $3,203,000 compared to $2,960,000 for the nine months ended September 30,1996, representing an increase of $243,000 or 8%. Rental income for the three months ended September 30, 1997 was $1,102,000 compared to $1,012,000 for the three months ended September 30, 1996, representing an increase of $90,000 or 9%. These increases are primarily attributable to higher rental rates and occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 95% and 91% for the nine months ended September 30, 1997 and 1996, respectively. Realized rent for the nine months ended September 30, 1997 increased to $.74 per occupied square foot from $.71 per occupied square foot for the nine months ended September 30, 1996.

     Cost of operations (including management fees paid to an affiliate) for the nine months ended September 30, 1997 was $901,000 compared to $855,000 for the nine months ended September 30, 1996, representing an increase of $46,000 or 5%. Cost of operations (including management fees paid to an affiliate) for the three months ended September 30, 1997 was $299,000 compared to $285,000 for the three months ended September 30, 1996, representing an increase of $14,000 or 5%. This increase is mainly attributable to increases in management fees, property tax and advertising and promotion expenses.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the nine months ended September 30, 1996 was $20,000 lower than it would have been under the customary undiscounted fee structure.

     Interest expense decreased $84,000 to $948,000 in the nine months ended September 30, 1997 from $1,032,000 in the same period in 1996. This decrease is mainly attributable to lower outstanding principal balances on the Partnership's notes payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from operations ($1,408,000 for the nine months ended September 30, 1997) has been sufficient to meet all current obligations of the Partnership.

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







                             DATED: November 12, 1997

                             PUBLIC STORAGE PROPERTIES, LTD.

                             BY:  Public Storage, Inc.
                                  General Partner





                             BY   /s/ John Reyes
                                  --------------
                                  John Reyes
                                  Senior Vice President and
                                    Chief Financial Officer