Form 10-K
period 1997-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 1998-03-31
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ----------------  ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                                95-3196921
--------------------------------------                      ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

         701 Western Avenue
        Glendale, California                                             91201
--------------------------------------                      ------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

Investment in Facilities
------------------------

         At December 31, 1997, the Partnership owned nine properties. The Partnership purchased its last property in June 1978.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

          * Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early
          1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 160,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

          * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has increased from 92% in 1996 to 95% in 1997. Realized monthly rents per square foot increased from $0.72 in 1996 to $0.75 in 1997. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

          * Professional property operation. There are approximately 3,800 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and other owners of properties operated by PSI.

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

Year 2000 Compliance
--------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI Year 2000 project.

         The cost of the Year 2000 project will be allocated to all companies that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is less than $30,000. The cost of new software will be capitalized and the cost of existing software will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 2.       PROPERTIES.
              -----------

         The following table sets forth information as of December 31, 1997 about properties owned by the Partnership:

                                               Net              Number
     Location         Size of Parcel      Rentable Area        of Spaces      Date of Purchase   Completion Date
------------------    --------------      --------------       ---------      ----------------   ---------------
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


         The weighted average occupancy levels for the mini-warehouse facilities were 95% and 92% in 1997 and 1996, respectively.

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

ITEM 3.       LEGAL PROCEEDINGS.
              ------------------

         No material legal proceeding is pending against the Partnership.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                                          PART II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
              ------------------------------------------------------------------
              MATTERS.
              --------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1997, there were approximately 956 record holders of Units.

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

ITEM 6.       SELECTED FINANCIAL DATA.
              ------------------------


      For the Year Ended
         December 31,                     1997          1996          1995            1994          1993
-----------------------------        -----------   ------------   -----------    -----------   -----------

Revenues (3)                         $ 4,337,000   $  4,007,000   $ 4,235,000    $ 4,181,000   $ 3,672,000

Depreciation and
amortization                             446,000        402,000       356,000        296,000       304,000

Interest expense                       1,252,000      1,358,000     1,520,000      1,658,000     2,171,000

Net income                             1,341,000      1,008,000     1,125,000      1,075,000       101,000

Limited partners' share                1,328,000        998,000     1,114,000      1,064,000       100,000

General partners' share                   13,000         10,000        11,000         11,000         1,000

Limited partners' per unit data (1):
  Net income                              $66.40         $49.90        $55.70         $53.20         $5.00


As of December 31,
------------------

Cash and cash equivalents            $   546,000   $     69,000   $    89,000    $   162,000   $   136,000

Total assets                         $ 5,760,000   $  5,503,000   $ 5,845,000    $ 6,418,000   $ 7,117,000

Notes payable (2)                    $14,093,000   $ 15,217,000   $16,351,000    $17,995,000   $20,005,000
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

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS.
              ----------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income in 1997 was $1,341,000 compared to $1,008,000 in 1996, representing an increase of $333,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

         During 1997, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $226,000 from $2,413,000 in 1996 to $2,639,000 in 1997. This increase is primarily attributable to an increase in rental revenues at the Partnership's mini-warehouse facilities partially offset by increases in cost of operations and depreciation expense.

         Rental income was $4,321,000 in 1997 compared to $4,002,000 in 1996, representing an increase of $319,000, or 8%. This increase was primarily attributable to increased occupancies and rental rates at the Partnership's real estate facilities. Weighted average occupancy levels at the mini-warehouses were 95% and 92% in 1997 and 1996, respectively. The average monthly realized rent per square foot at the mini-warehouses was $.75 in 1997 compared to $.72 in 1996.

         Other income increased from $5,000 in 1996 to $16,000 in 1997. This increase is primarily due to an increase in invested cash balances.

         Cost of operations (including management fees paid to an affiliate) was $1,236,000 and $1,187,000 in 1997 and 1996, respectively, representing an increase of $49,000, or 4%. This increase is mainly attributable to increases in management fees, property tax and advertising and promotion expenses.

         In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the twelve months ended December 31, 1996 was $20,000 lower than it would have been without the discounted fee structure.

         Interest  expense  was  $1,252,000  and  $1,358,000  in 1997 and  1996,
respectively, representing a decrease of $106,000, or 8%. The decrease was primarily a result of a reduction in the average outstanding debt balance in 1997 compared to 1996.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

         The Partnership's net income in 1996 was $1,008,000 compared to $1,125,000 in 1995, representing a decrease of $117,000. This decrease is primarily due to a gain on sale of marketable securities recognized in 1995, partially offset by an increase in property net operating income and a decrease in interest expense.

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

Liquidity and Capital Resources
-------------------------------

         Cash flow from operating activities ($1,881,000 in 1997) has been sufficient to meet all current obligations of the Partnership. During 1998, the Partnership anticipates approximately $327,000 of capital improvements compared to $280,000 in 1997, $228,000 in 1996 and $344,000 in 1995.

         In January 1996, the Partnership obtained a $1,500,000 loan from PSI to repay and terminate an unsecured note payable to Wells Fargo Bank. The PSI loan bears interest at the prime rate plus 1%, payable monthly, in addition to monthly principal payments of $50,000.

         Distributions to the limited and general partners for the years 1978-1990 aggregated $37,832,000 including $20,202,000 distributed to the partners in 1987 (see below). During 1990, the partnership stopped paying distributions to build cash and other liquid assets.

         During 1987, the Partnership financed all of its facilities with a $20,885,000 loan. Proceeds of $20,202,000 were distributed to the partners in September 1987 and are included in the 1987 distribution. At December 31, 1997, the outstanding balance of the mortgage note was $13,793,000.


Year 2000 System Issues
-----------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI Year 2000 project.

         The cost of the Year 2000 project will be allocated to all companies that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is less than $30,000. The cost of new software will be capitalized and the cost of existing software will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
              --------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE.
              ---------------------

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

      Name                                  Positions with PSI
-----------------------        -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
B. Wayne Hughes, Jr.           Vice President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Carl B. Phelps                 Senior Vice President
Obren B. Gerich                Senior Vice President
Marvin M. Lotz                 Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
David P. Singelyn              Vice President and Treasurer
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Thomas J. Barrack Jr.          Director
Uri P. Harkham                 Director

         B. Wayne Hughes, age 64, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 61, has been employed by PSI for 20 years and became President and a director of PSI in November 1991. Mr. Lenkin is a director of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 38, became director of PSI in January 1998. He has been a Vice President - Acquisitions of PSI since 1992. He is the son of
B. Wayne Hughes.

         John Reyes, age 37, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 58, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 59, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 55, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 48, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 46, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 36, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 42, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 58, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority, and a former member of the board of directors of the Metropolitan Water District of Southern California.

         Dann V. Angeloff, age 62, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Compensation Resource Group, Eagle
Lifestyle Nutrition, Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Ready Pac Produce, Inc. and Royce Medical Company.

         William C. Baker, age 64, became a director of PSI in November 1991. Since November 1997, Mr. Baker has been Chairman of the Board of and Chief Executive Officer of The Santa Anita Companies, Inc., which operates the Santa Anita Racetrack and is a wholly-owned subsidiary of Meditrust Operating Company. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company .

         Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Roland Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

         Uri P. Harkham, age 49, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 11.      EXECUTIVE COMPENSATION.
              -----------------------

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              ---------------------------------------------------------------

         (a) At March 10, 1998, the following persons beneficially owned more than 5% of the Units:


         Title                        Name and Address                                                   Percent
        of Class                    of Beneficial Owner                Beneficial Ownership             of Class
------------------------  ----------------------------------------  --------------------------  -------------------------

Units of Limited          Public Storage, Inc.                           1,658 Units (1)                  8.3%
Partnership Interest      701 Western Ave.                               6,000 Units (2)                  30.0%
                          Glendale, California 91201

Units of Limited          B. Wayne Hughes                                6,105 Units (3)                  30.5%
Partnership Interest      Tamara L. Hughes
                          701 Western Ave.
                          Glendale, California 91201



(1)   Units owned by PSI as to which PSI has sole voting and dispositive power.

(2) Units which PSI has an option to acquire (together with other securities) from BWH Marina Corporation II (a corporation wholly-owned by Hughes) and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power.

(3) Includes (i) 25 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 6,000 Units owned by BWH Marina Corporation II as to which Hughes has sole dispositive power and no voting power; PSI has an option to acquire these Units and an irrevocable proxy to vote these Units and
      (iii) 80 Units owned by THG Acquisitions, Inc. a corporation wholly-owned by Tamara L. Hughes, an adult daughter of Hughes, as to which Tamara L. Hughes has sole voting and dispositive power.

         (b) The Partnership has no officers and directors.

         The General Partners (or their predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participates in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of

PSI, beneficially owns 41 Units (0.2% of the Units). The directors and executive officers of PSI (including Hughes), as a group (16 persons), own an aggregate of 6,084 Units, representing 30.4% of the Units (including the 6,025 Units beneficially owned by Hughes as set forth above).

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              -----------------------------------------------

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. During 1997, there were no incentive distributions paid by the Partnership.

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 1997, the Partnership paid fees of $259,000 to PSI pursuant to the Management Agreement.

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

       10.1 Second Amended and Restated Management Agreement dated November 16, 1995 between the Partnership and Public Storage, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

       10.6 Loan documents dated January 27, 1997 between the Partnership and Public Storage, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

       10.7 Loan documents dated January 27, 1998 between the Partnership and Public Storage, Inc. Filed herewith.

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


                                       PUBLIC STORAGE PROPERTIES, LTD.
                                       a California Limited Partnership

Dated:  March  31, 1998         By:    Public Storage, Inc., General Partner


                                By:    /s/ B. Wayne Hughes
                                       --------------------------------------
                                       B. Wayne Hughes, Chairman of the Board

                                       /s/ B. Wayne Hughes
                                       --------------------------------------
                                       B. Wayne Hughes, General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


         Signature                         Capacity                                  Date
--------------------------   ------------------------------------------         ---------------

/s/ B. Wayne Hughes          Chairman of the Board and Chief Executive          March 31, 1998
--------------------------   Officer of Public Storage, Inc. (principal
B. Wayne Hughes              executive officer)


/s/ Harvey Lenkin            President and Director                             March 31, 1998
--------------------------   of Public Storage, Inc.
Harvey Lenkin


/s/ B. Wayne Hughes, Jr.     Vice President and Director                        March 31, 1998
--------------------------   of Public Storage, Inc.
B. Wayne Hughes, Jr.


/s/ John Reyes               Senior Vice President and Chief Financial          March 31, 1998
--------------------------   Officer of Public Storage, Inc.
John Reyes                   (principal financial officer and principal
                             accounting officer)


/s/ Robert J. Abernethy      Director of Public Storage, Inc.                   March 31, 1998
--------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff         Director of Public Storage, Inc.                   March 31, 1998
--------------------------
Dann V. Angeloff


/s/ William C. Baker         Director of Public Storage, Inc.                   March 31, 1998
--------------------------
William C. Baker


                             Director of Public Storage, Inc.                   March 31, 1998
--------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham           Director of Public Storage, Inc.                   March 31, 1998
--------------------------
Uri P. Harkham


                         PUBLIC STORAGE PROPERTIES, LTD.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))

                                                                           Page
                                                                     References
                                                                    -----------

Report of Independent Auditors                                              F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 1997 and 1996                             F-2

For the years ended December 31, 1997, 1996 and 1995:

     Statements of Income                                                   F-3

     Statements of Partners' Deficit                                        F-4

     Statements of Cash Flows                                               F-5

Notes to Financial Statements                                         F-6 - F-9


Schedule:

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

                         Report of Independent Auditors



The Partners
Public Storage Properties, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties, Ltd. as of December 31, 1997 and 1996, and the related statements of income, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP


March 24, 1998
Los Angeles, California

                         PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                               1997                1996
                                                                          -------------       -------------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                 $    546,000        $     69,000
Rent and other receivables                                                      46,000              48,000

Real estate facilities, at cost:
     Building, land improvements and equipment                               8,001,000           7,721,000
     Land                                                                    2,511,000           2,511,000
                                                                          -------------       -------------
                                                                            10,512,000          10,232,000

     Less accumulated depreciation                                          (5,492,000)         (5,046,000)
                                                                          -------------       -------------
                                                                             5,020,000           5,186,000
                                                                          -------------       -------------

Other assets                                                                   148,000             200,000
                                                                          -------------       -------------

Total assets                                                              $  5,760,000        $  5,503,000
                                                                          =============       =============


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                          $     32,000        $      5,000
Deferred revenue                                                               131,000             118,000
Notes payable                                                               14,093,000          15,217,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
         authorized,issued and outstanding                                  (6,308,000)         (7,304,000)
     General partners' deficit                                              (2,188,000)         (2,533,000)
                                                                          -------------       -------------

     Total partners' deficit                                                (8,496,000)         (9,837,000)
                                                                          -------------       -------------

Total liabilities and partners' deficit                                   $  5,760,000        $  5,503,000
                                                                          =============       =============

                            See accompanying notes.
                                      F-2

                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1997

                                                           1997                1996                 1995
                                                      -------------       --------------       --------------
REVENUES:

Rental income                                         $  4,321,000        $   4,002,000        $   3,848,000
Gain on sale of marketable securities of affiliate            -                   -                  361,000
Other income                                                16,000                5,000               26,000
                                                      -------------       --------------       --------------
                                                         4,337,000            4,007,000            4,235,000
                                                      -------------       --------------       --------------

COSTS AND EXPENSES:

Cost of operations                                         977,000              967,000              932,000
Management fees paid to affiliate                          259,000              220,000              231,000
Depreciation                                               446,000              402,000              356,000
Administrative                                              62,000               52,000               49,000
Environmental cost                                            -                   -                   22,000
Interest expense                                         1,252,000            1,358,000            1,520,000
                                                      -------------       --------------       --------------

                                                         2,996,000            2,999,000            3,110,000
                                                      -------------       --------------       --------------

NET INCOME                                            $  1,341,000        $   1,008,000        $   1,125,000
                                                      -------------       --------------       --------------

Limited partners' share of net income ($66.40
     per  unit in 1997, $49.90 per unit in 1996,
     and $55.70 per unit in 1995)                     $  1,328,000        $     998,000        $   1,114,000

General partners' share of net income                       13,000               10,000               11,000
                                                      -------------       --------------       --------------

                                                      $  1,341,000        $   1,008,000        $   1,125,000
                                                      =============       ==============       ==============

                            See accompanying notes.
                                      F-3

                         PUBLIC STORAGE PROPERTIES, LTD.
                         STATEMENTS OF PARTNERS' DEFICIT
                       For each of the three years in the
                         period ended December 31, 1997


                                                                                    Unrealized Gain
                                                     Limited           General       on Marketable     Total Partners'
                                                     Partners          Partners       Securities           Deficit
                                                ---------------   ---------------  -----------------  ----------------

Balance at December 31, 1994                    $   (8,888,000)   $   (3,082,000)   $      227,000    $  (11,743,000)

Sale of marketable securities                         -                 -                 (227,000)         (227,000)

Net income                                           1,114,000            11,000          -                1,125,000

Equity transfer                                       (278,000)          278,000          -                 -
                                                ---------------   ---------------  -----------------  ----------------


Balance at December 31, 1995                        (8,052,000)       (2,793,000)         -              (10,845,000)

Net income                                             998,000            10,000          -                1,008,000

Equity transfer                                       (250,000)          250,000          -                 -
                                                ---------------   ---------------  -----------------  ----------------


Balance at December 31, 1996                        (7,304,000)       (2,533,000)         -               (9,837,000)

Net income                                           1,328,000            13,000          -                1,341,000

Equity transfer                                       (332,000)          332,000          -                 -
                                                ---------------   ---------------  -----------------  ----------------


Balance at December 31, 1997                    $   (6,308,000)   $   (2,188,000)   $       -         $   (8,496,000)
                                                ===============   ===============  =================  ===============

                            See accompanying notes.
                                      F-4

                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1997


                                                                       1997              1996              1995
                                                                  --------------    --------------    --------------
Cash flows from operating activities:

     Net income                                                   $    1,341,000    $    1,008,000    $    1,125,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                        446,000           402,000           356,000
     Gain on sale of marketable securities                                -                 -               (361,000)
     Decrease (increase) in rent and other receivables                     2,000            (6,000)           21,000
     Amortization (payment) of prepaid management fees                    -                138,000          (138,000)
     Amortization of prepaid loan fees                                    33,000            33,000            33,000
     Decrease (increase) in other assets                                  19,000           (17,000)           (2,000)
     Increase (decrease) in accounts payable                              27,000           (72,000)           47,000
     Increase (decrease) in deferred revenue                              13,000           (14,000)           (4,000)
                                                                  --------------    --------------    --------------

         Total adjustments                                               540,000           464,000           (48,000)
                                                                  --------------    --------------    --------------

         Net cash provided by operating activities                     1,881,000         1,472,000         1,077,000
                                                                  --------------    --------------    --------------

Cash flows from investing activities:

     Proceeds from sale of marketable securities                          -                 -                708,000
     Additions to real estate facilities                                (280,000)         (228,000)         (344,000)
                                                                  --------------    --------------    --------------

         Net cash (used in) provided by investing activities            (280,000)         (228,000)          364,000
                                                                  --------------    --------------    --------------

Cash flows from financing activities:

    Principal (payments) proceeds on note payable to affiliate          (600,000)         (130,000)          130,000
    Principal payments on note payable                                  (524,000)       (1,134,000)       (1,644,000)
                                                                  --------------    --------------    --------------
         Net cash used in financing activities                        (1,124,000)       (1,264,000)       (1,514,000)
                                                                  --------------    --------------    --------------

Net increase (decrease) in cash and cash equivalents                     477,000           (20,000)          (73,000)

Cash and cash equivalents at the beginning of the year                    69,000            89,000           162,000
                                                                  --------------    --------------    --------------

Cash and cash equivalents at the end of the year                  $      546,000    $       69,000    $       89,000
                                                                  ==============    ==============    ==============


                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       DESCRIPTION OF PARTNERSHIP

                  Public Storage Properties, Ltd. (the "Partnership") was formed with the proceeds of a public offering. The general partners in the Partnership are Public Storage, Inc. ("PSI") and B. Wayne Hughes ("Hughes"). The Partnership owns nine mini-warehouse facilities located in California.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Mini-Warehouse Facilities:
         --------------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1997 and 1996 to develop mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)

         Gain on Sale of Marketable Securities:
         --------------------------------------

                  The Partnership held marketable securities in PSI. In November 1995, the Partnership sold its 39,911 shares of PSI common stock, and recognized a gain totaling $361,000 on the sale. The Partnership recognized $26,000 in dividends in 1995.

         Other Assets:
         -------------

                  Included in other  assets are  deferred  financing  costs.  In
         1993, the Partnership incurred deferred financing costs of approximately $246,000 in connection with the modification of its mortgage note payable (Note 7). Amortization of deferred financing costs of $33,000 relating to the pre-modified mortgage loan was expensed in each of the years 1997, 1996 and 1995, respectively, and is included in interest expense.

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

4.       PARTNERS' DEFICIT

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


4.       PARTNERS' DEFICIT (CONTINUED)

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

                  In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $138,000. The amount is included in other assets in the Balance Sheet at December 31, 1995. The amount was amortized as management fees paid to affiliate during 1996.

                  See footnote 7, on related party note payable.

6.       TAXES BASED ON INCOME

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Taxable net income was  $1,553,000,  $1,122,000 and $1,209,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from difference in depreciation methods.

7.       NOTES PAYABLE

                  Notes payable at December 31, 1997 and 1996 consist of the following:

                                                   1997               1996
                                              ---------------    ---------------

8.25% mortgage note payable to an
insurance company with principal and
interest of $141,000 due monthly;
remaining principal due September, 2001.      $    13,793,000    $    14,317,000

Unsecured  note payable to affiliate,
bearing  interest at the prime
rate  plus  1%,  payable  monthly,
and  requiring  50,000  principal
payments; remaining principal
due July 1, 1998.                                     300,000            900,000
                                              ---------------    ---------------

                                              $    14,093,000    $    15,217,000
                                              ===============    ===============

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


7.       NOTES PAYABLE (CONTINUED)

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

                  In January 1996 the Partnership obtained a $1,510,000 loan from PSI to repay and terminate the unsecured note payable to a commercial financial bank. The PSI loan bears interest at the prime rate plus 1%, payable monthly, in addition to monthly principal payments of $50,000. In March 1998, the Partnership paid the remaining balance of the loan.

              The estimated fair value of the Partnerhsip's notes payable as of December 31, 1997 are their current outstanding balances. This value is based on notes currently available with similar terms and remaining maturities.


                  The principal repayment schedule of the above notes payable as of December 31, 1997, is as follows:

          1998                                     $     869,000
          1999                                           618,000
          2000                                           671,000
          2001                                        11,935,000
                                                   -------------
                                                   $  14,093,000
                                                   =============

                  Interest paid on the notes was $1,219,000, $1,325,000 and $1,488,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation


                                                                                  Gross Carrying Amount
                                       Initial Cost                               at December 31, 1997
                                  -----------------------     Costs       ------------------------------------
                                                Building,  Subsequent to               Building,
                                               Land Imp &  construction                Land Imp &             Accumulated       Date
    Description     Encumbrances      Land      Equipment (Improvements)     Land      Equipment      Total   Depreciation Completed
------------------- ------------  ----------  ----------- -------------- ----------   ----------  ------------ -----------  --------

Corona                 $   -      $  155,000   $  757,000   $  163,000   $  155,000   $  920,000   $ 1,075,000   $  616,000    12/78
Fremont                    -         112,000      741,000      232,000      112,000      973,000     1,085,000      689,000    11/78
Milpitas                   -         198,000      649,000      155,000      198,000      804,000     1,002,000      529,000    11/78
Norco                      -          95,000      456,000       69,000       95,000      525,000       620,000      368,000    12/78
North Hollywood            -         314,000      553,000       80,000      314,000      633,000       947,000      428,000    12/79
Pasadena                   -         327,000      515,000      191,000      327,000      706,000     1,033,000      473,000    08/78
Sun Valley                 -         329,000      611,000      229,000      329,000      840,000     1,169,000      591,000    10/78
Wilmington                 -         815,000    1,336,000      382,000      815,000    1,718,000     2,533,000    1,164,000    08/78
Whittier - El Monte        -         166,000      763,000      119,000      166,000      882,000     1,048,000      634,000    07/78
                    ------------  ----------  ----------- -------------  ----------   ----------  ------------ ------------
                   $13,793,000(1) $2,511,000   $6,381,000   $1,620,000   $2,511,000   $8,001,000   $10,512,000   $5,492,000
                    ============  ==========  =========== =============  ==========   ==========  ============ ============

(1) All nine properties are encumbered by a promissory note. The $13,793,000 listed above is the principal balance remaining on the note at December 31, 1997.

                         Public Storage Properties, Ltd.

                           Real Estate Reconciliation

                            Schedule III (continued)


(a) The following is a reconciliation of costs and related accumulated depreciation:


                                      COST

                                                               1997              1996               1995
                                                          -------------      -------------      -------------

Balance at the beginning of the period                    $  10,232,000      $  10,004,000      $   9,660,000

Additions during the period

    Improvements                                                280,000            228,000            344,000

Deductions during the period                                      -                   -                -
                                                          -------------      -------------      -------------

Balance at the close of the period                        $  10,512,000      $  10,232,000      $  10,004,000
                                                          =============      =============      =============


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                1997               1996                 1995
                                                          -------------      -------------      -------------
Balance at the beginning of the period                    $   5,046,000      $   4,644,000      $   4,288,000

Additions during the period

    Depreciation                                                446,000            402,000            356,000

Deductions during the period                                      -                  -                  -
                                                          -------------      -------------      -------------

Balance at the close of the period                        $   5,492,000      $   5,046,000      $   4,644,000
                                                          =============      =============      =============



(b) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $8,001,000.

Exhibit 10.7
                                 PROMISSORY NOTE

$249,909.03                                                 Glendale, California
                                                                January 27, 1998


         FOR VALUE RECEIVED, the undersigned PUBLIC STORAGE PROPERTIES, LTD. ("Borrower") promises to pay to the order of PUBLIC STORAGE, INC. ("Lender") at its offices at 701 Western Avenue, Glendale, California 91201 or at such other place as the holder hereof may designate, in lawful money of the United States of America and in immediately available funds, the principal sum of $249,909.03 with interest thereon at a rate per annum (computed on the basis of a 360-day year, actual days elapsed) 1.0% above the Prime Rate in effect from time to time. The "Prime Rate" is a base rate that Wells Fargo Bank, National Association ("Bank"), from time to time establishes and which serves as the basis upon which effective rates of interest are calculated for those loans by Bank matching reference thereto. Each change in the rate of interest hereunder shall become effective on the date each Prime Rate change is announced within Bank.

         Interest accrued on this Note shall be payable on the 1st day of each month, commencing February 1, 1998 and on June 30, 1998. Principal shall be payable on the 1st day of each month in installments of $50,000.00 each, commencing February 1, 1998 and continuing up to and including July 1, 1998, with a final installment consisting of all remaining unpaid principal due and payable in full on June 30, 1998. Each payment made on this Note shall be credited first, to any interest then due and second, to the outstanding principal balance hereof. All prepayments of principal on this Note shall be applied on the most remote principal installment or installments then unpaid.

         From and after the maturity date of this Note, or such earlier date as all principal owing hereunder becomes due and payable by acceleration or otherwise, the outstanding principal balance of this Note shall bear interest until paid in full at an increased rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 4% above the rate of interest from time to time applicable to this Note.

         The occurrence of any of the following shall constitute an "Event of Default" under this Note:

         1. The failure to pay any principal or interest, or other amount, when due hereunder or under any contract, instrument or document executed in connection with this Note.

         2. The filing of a petition by or against any Borrower, or any general partner in Borrower (with each such general partner referred to herein as a "Third Party Obligor") under any provisions of the Bankruptcy Reform Act Title 11 of the United States Code, as amended or recodified from time to time, or under any similar or other law relating to bankruptcy, insolvency, reorganization or other relief for debtors: the appointment of a receiver, trustee, custodian or liquidator of or for any part of the assets or property of Borrower or any Third Party Obligor; Borrower or any Third Party Obligor becomes insolvent, makes a general assignment for the benefit of creditors or is generally not paying its debts as they become due; or any attachment or like levy on any property of Borrower or any Third Party Obligor.

         3. The dissolution or liquidation of Borrower or any Third Party Obligor which is a corporation.

         4. Any default in the payment or performance of any obligation, or any defined event of default, under any provisions of any contract, instrument or document pursuant to which Borrower has incurred any obligation for borrowed money, any purchase obligation, or any other liability of any kind to any person or entity, including the holder.

         5. Any sale or transfer of all of a substantial or material part of the assets of Borrower.

         6. Any violation or breach of any provision of, or any defined event of default under, any addendum to this Note or any loan agreement, guaranty, security agreement, deed of trust or other document executed in connection with or securing this Note.

         Soon the occurrence of any Event of Default, the holder of this Note, at the holder's option, may declare the sums of principal and interest outstanding hereunder to be immediately due and payable. Borrower shall pay to Lender the amount of any expenses, including legal fees, incurred as a result of an Event of Default and any such amount not paid upon demand by Lender, shall be added to, and thereafter bear interest as herein provided as part of, principal.

         IN WITNESS WHEREOF, the undersigned has executed this Note as of the date first written above.

                                          PUBLIC STORAGE PROPERTIES, LTD.

                                          By:      Public Storage, Inc.
                                                   ----------------------------
                                                   General Partner


                                          By:      /s/ John Reyes
                                                   ----------------------------
                                                   John Reyes
                                                   Senior Vice President and
                                                   Chief Financial Officer