Form 10-Q
period 1998-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 1998-05-14
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  ----------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


         California                                           95-3196921
---------------------------------                 ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                    Identification Number)

         701 Western Ave.
       Glendale, California                                   91201-2349
---------------------------------                 ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:       (818) 244-8080
                                                       -----------------




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

                                      INDEX

                                                                           Page
PART I.   FINANCIAL INFORMATION

   Condensed balance sheets at March 31, 1998
     and December 31, 1997                                                    2

   Condensed statements of income for the three
     months ended March 31, 1998 and 1997                                     3

   Condensed statement of partners' deficit for the
     three months ended March 31, 1998                                        4

   Condensed statements of cash flows for the
     three months ended March 31, 1998 and 1997                               5

   Notes to condensed financial statements                                    6

   Management's discussion and analysis of
     financial condition and results of operations                            7


PART II.  OTHER INFORMATION                                                   8

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                      March 31,            December 31,
                                                                                        1998                   1997
                                                                                ---------------------    --------------------
                                                                                     (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                          $      620,000         $       546,000
Rent and other receivables                                                                 41,000                  46,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                          8,012,000               8,001,000
     Land                                                                               2,511,000               2,511,000
                                                                                ---------------------    --------------------
                                                                                       10,523,000              10,512,000

     Less accumulated depreciation                                                     (5,609,000)             (5,492,000)
                                                                                ---------------------    --------------------
                                                                                        4,914,000               5,020,000
                                                                                ---------------------    --------------------

Other assets                                                                              140,000                 148,000
                                                                                ---------------------    --------------------

Total assets                                                                       $    5,715,000         $     5,760,000
                                                                                =====================    ====================


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                                   $       60,000         $        32,000
Deferred revenue                                                                          136,000                 131,000
Notes payable                                                                          13,655,000              14,093,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
          authorized, issued and outstanding                                           (6,041,000)             (6,308,000)
     General partners' deficit                                                         (2,095,000)             (2,188,000)
                                                                                ---------------------    --------------------

     Total partners' deficit                                                           (8,136,000)             (8,496,000)
                                                                                ---------------------    --------------------

Total liabilities and partners' deficit                                            $    5,715,000         $     5,760,000
                                                                                =====================    ====================

                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                       ----------------------------------------
                                                                              1998                   1997
                                                                       ------------------   -------------------
REVENUES:

Rental income                                                           $  1,107,000           $  1,050,000
Other income                                                                   8,000                  2,000
                                                                       ------------------   -------------------
                                                                           1,115,000              1,052,000
                                                                       ------------------   -------------------

COSTS AND EXPENSES:

Cost of operations                                                           262,000                256,000
Management fees paid to affiliate                                             66,000                 63,000
Depreciation expense                                                         117,000                107,000
Administrative                                                                13,000                 10,000
Interest expense                                                             297,000                310,000
                                                                       ------------------   -------------------
                                                                             755,000                746,000
                                                                       ------------------   -------------------

NET INCOME                                                              $    360,000           $    306,000
                                                                       ==================   ===================
Limited partners' share of net income ($17.80 per unit in 1998
     and $15.15 per unit in 1997)                                       $    356,000           $    303,000

General partners' share of net income                                          4,000                  3,000
                                                                       ------------------   -------------------
                                                                        $    360,000           $    306,000
                                                                       ==================   ===================

                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)

                                                                                                      Total
                                                       Limited                General               Partners'
                                                       Partners              Partners                Deficit
                                                   ----------------      ----------------       ----------------

Balance at December 31, 1997                       $    (6,308,000)      $    (2,188,000)       $    (8,496,000)

Net income                                                 356,000                 4,000                360,000

Equity transfer                                            (89,000)               89,000                  -
                                                   ----------------      ----------------       ----------------

Balance at March 31, 1998                          $    (6,041,000)      $    (2,095,000)       $    (8,136,000)
                                                   ================      ================       ================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Three Months Ended
                                                                                   March 31,
                                                                      ------------------------------------
                                                                            1998                   1997
                                                                      -----------------   ----------------

Cash flows from operating activities:

     Net income                                                       $    360,000           $    306,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                      117,000                107,000
         Decrease in rent and other receivables                              5,000                  1,000
         Amortization of prepaid loan fees                                   8,000                  8,000
         Decrease in other assets                                             -                    13,000
         Increase in accounts payable                                       28,000                 57,000
         Increase in deferred revenue                                        5,000                  4,000
                                                                      -----------------   ----------------

         Total adjustments                                                 163,000                190,000
                                                                      -----------------   ----------------

         Net cash provided by operating activities                         523,000                496,000
                                                                      -----------------   ----------------

Cash flows from investing activities:

     Additions to real estate facilities                                   (11,000)               (34,000)
                                                                      -----------------   ----------------

         Net cash used in investing activities                             (11,000)               (34,000)
                                                                      -----------------   ----------------
Cash flows from financing activities:

     Principal payments on note payable                                   (438,000)              (277,000)
                                                                      -----------------   ----------------

         Net cash used in financing activities                            (438,000)              (277,000)
                                                                      -----------------   ----------------

Net increase in cash and cash equivalents                                   74,000                185,000

Cash and cash equivalents at the beginning of the period                   546,000                 69,000
                                                                      -----------------   ----------------

Cash and cash equivalents at the end of the period                    $    620,000           $    254,000
                                                                      =================   ================

                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of its operations for the three months ended March 31, 1998 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

                        PUBLIC STORAGE PROPERTIES, LTD.,
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

         Three months ended March 31, 1998 compared to three months ended March 31, 1997:

         The Partnership's net income for the three months ended March 31, 1998 was $360,000 compared to $306,000 for the three months ended March 31, 1997, representing an increase of $54,000 or 18%. This increase is primarily a result of increased operating results at the Partnership's real estate facilities and a decrease in interest expense resulting from a lower note payable balance in 1998 compared to 1997.

         Rental income for the three months ended March 31, 1998 was $1,107,000 compared to $1,050,000 for the three months ended March 31, 1997, representing an increase of $57,000 or 5%. This increase is primarily attributable to increased occupancy levels and rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 94% and 92% for the three months ended March 31, 1998 and 1997, respectively. Average monthly realized rent for the three months ended March 31, 1998 increased to $.77 per occupied square foot from $.75 per occupied square foot for the three months ended March 31, 1997.

         Cost of operations (including management fees paid to an affiliate) for the three months ended March 31, 1998 was $328,000 compared to $319,000 for the three months ended March 31, 1997, representing an increase of $9,000 or 3%. This increase is mainly attributable to increases in advertising and promotion.

         Interest expense decreased $13,000 to $297,000 in the three months ended March 31, 1998 from $310,000 in the same period in 1997 reflecting the lower outstanding principal balances on the Partnership's notes payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($523,000 for the three months ended March 31, 1998) has been sufficient to meet all current obligations of the Partnership.

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




                                             DATED: May 13, 1998

                                             PUBLIC STORAGE PROPERTIES, LTD.

                                             BY:  Public Storage, Inc.
                                                  General Partner




                                             BY:   /s/ John Reyes
                                                   --------------------
                                                  John Reyes
                                                  Senior Vice President and
                                                    Chief  Financial Officer