Form 10-Q
period 1998-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 1998-08-12
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


             California                                             95-3196921
---------------------------------                                -------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

         701 Western Ave.
       Glendale, California                                         91201-2349
---------------------------------                                -------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
                                                                 -------------




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

                                      INDEX

                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION

Condensed balance sheets at June 30, 1998
  and December 31, 1997                                                     2

Condensed statements of income for the three
  and six months ended June 30, 1998 and 1997                               3

Condensed statement of partners' deficit for the
  six months ended June 30, 1998                                            4

Condensed statements of cash flows for the
  six months ended June 30, 1998 and 1997                                   5

Notes to condensed financial statements                                     6

Management's discussion and analysis of
  financial condition and results of operations                           7-8


PART II.  OTHER INFORMATION                                                 9

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                June 30,             December 31,
                                                                                  1998                   1997
                                                                           -----------------       ----------------
                                                                              (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $      263,000         $       546,000
Rent and other receivables                                                          30,000                  46,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   8,237,000               8,001,000
     Land                                                                        2,511,000               2,511,000
                                                                           -----------------       ----------------
                                                                                10,748,000              10,512,000

     Less accumulated depreciation                                              (5,728,000)             (5,492,000)
                                                                           -----------------       ----------------
                                                                                 5,020,000               5,020,000
                                                                           -----------------       ----------------

Other assets                                                                       133,000                 148,000
                                                                           -----------------       ----------------

Total assets                                                                $    5,446,000         $     5,760,000
                                                                           =================       ================


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                            $       88,000         $        32,000
Deferred revenue                                                                   138,000                 131,000
Mortgage note payable                                                            1,935,000              14,093,000
Note payable to affiliate                                                       11,000,000               -

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
          authorized, issued and outstanding                                    (5,728,000)             (6,308,000)
     General partners' deficit                                                  (1,987,000)             (2,188,000)
                                                                           -----------------       ----------------

     Total partners' deficit                                                    (7,715,000)             (8,496,000)
                                                                           -----------------       ----------------

Total liabilities and partners' deficit                                     $    5,446,000         $     5,760,000
                                                                           =================       ================

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                               ----------------------------------   ----------------------------------
                                                     1998              1997              1998              1997
                                               ----------------  ----------------   ---------------  -----------------
  REVENUES:

  Rental income                                  $  1,160,000      $  1,051,000      $  2,267,000      $  2,101,000
  Other income                                          7,000             3,000            15,000             5,000
                                               ----------------  ----------------   ---------------  -----------------

                                                    1,167,000         1,054,000         2,282,000         2,106,000
                                               ----------------  ----------------   ---------------  -----------------
  COSTS AND EXPENSES:

  Cost of operations                                  258,000           220,000           520,000           476,000
  Management fees paid to affiliate                    70,000            63,000           136,000           126,000
  Depreciation                                        119,000           107,000           236,000           214,000
  Administrative                                       22,000            15,000            35,000            25,000
  Interest expense                                    277,000           328,000           574,000           638,000
                                               ----------------  ----------------   ---------------  -----------------

                                                      746,000           733,000         1,501,000         1,479,000
                                               ----------------  ----------------   ---------------  -----------------

  NET INCOME                                     $    421,000      $    321,000      $    781,000      $    627,000
                                               ================  ================   ===============  =================
  Limited partners' share of net income
     ($38.65 per unit in 1998 and $31.05 per
     unit in 1997)                                                                   $    773,000      $    621,000

  General partners' share of net income                                                     8,000             6,000
                                                                                    ---------------  -----------------

                                                                                     $    781,000      $    627,000
                                                                                    ===============  =================

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                                     Total
                                                         Limited              General               Partners'
                                                         Partners             Partners               Deficit
                                                   ------------------   ------------------     ------------------
Balance at December 31, 1997                       $    (6,308,000)      $    (2,188,000)       $    (8,496,000)

Net income                                                 773,000                 8,000                781,000

Equity transfer                                           (193,000)              193,000                 -
                                                   ------------------   ------------------     ------------------

Balance at June 30, 1998                           $    (5,728,000)      $    (1,987,000)       $    (7,715,000)
                                                   ==================   ==================     ==================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                      --------------------------------------------
                                                                               1998                   1997
                                                                      ---------------------  ---------------------

Cash flows from operating activities:

Net income                                                             $       781,000        $       627,000

Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation                                                         236,000                214,000
          Decrease (increase) in rent and other receivables                     16,000                (30,000)
          Amortization of prepaid loan fees                                     16,000                 16,000
          (Increase) decrease in other assets                                   (1,000)                11,000
          Increase in accounts payable                                          56,000                  7,000
          Increase in deferred revenue                                           7,000                  5,000
                                                                      ---------------------  ---------------------

          Total adjustments                                                    330,000                223,000
                                                                      ---------------------  ---------------------

          Net cash provided by opererating activities                        1,111,000                850,000
                                                                      ---------------------  ---------------------

Cash flows from investing activities:

     Additions to real estate facilities                                      (236,000)              (126,000)
                                                                      ---------------------  ---------------------

          Net cash used in investing activities                               (236,000)              (126,000)
                                                                      ---------------------  ---------------------

Cash flows from financing activities:

     Principal payments on notes payable                                    (1,158,000)              (556,000)
                                                                      ---------------------  ---------------------

          Net cash used in financing activities                             (1,158,000)              (556,000)
                                                                      ---------------------  ---------------------

Net (decrease) increase in cash and cash equivalents                          (283,000)               168,000

Cash and cash equivalents at the beginning of the period                       546,000                 69,000
                                                                      ---------------------  ---------------------

Cash and cash equivalents at the end of the period                     $       263,000        $       237,000
                                                                      =====================  =====================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1998, the results of its operations for the six months ended June 30, 1998 and its cash flows for the six months then ended.

3. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

4. On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc. The loan from Public Storage, Inc. bears interest at the fixed rate of 7.3% and matures June 1999. The loan calls for monthly payments of interest only. Principal may be paid at anytime without penalty. Public Storage, Inc. has also provided the Partnership with options to extend the loan term through June 2003.

                        PUBLIC STORAGE PROPERTIES, LTD.,
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the six months ended June 30, 1998 was $781,000 compared to $627,000 for the six months ended June 30, 1997, representing an increase of $154,000 or 25%. The Partnership's net income for the three months ended June 30, 1998 was $421,000 compared to $321,000 for the three months ended June 30, 1997, representing an increase of $100,000 or 31%. These increases are primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense resulting from a lower notes payable balance in 1998 compared to 1997.

     Rental income for the six months ended June 30, 1998 was $2,267,000 compared to $2,101,000 for the six months ended June 30, 1997 representing an increase of $166,000 or 8%. Rental income for the three months ended June 30, 1998 was $1,160,000 compared to $1,051,000 for the three months ended June 30, 1997, representing an increase of $109,000 or 10%. These increases are primarily attributable to higher rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities was 94% for the six months ended June 30, 1998 and 1997. Realized rent for the six months ended June 30, 1998 increased to $.79 per occupied square foot from $.74 per occupied square foot for the six months ended June 30, 1997.

     Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 1998 was $656,000 compared to $602,000 for the six months ended June 30, 1997, representing an increase of $54,000 or 9%. This increase is mainly attributable to increases in management fees and advertising and promotion expenses. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 1998 was $328,000 compared to $283,000 for the three months ended June 30, 1997, representing an increase of $45,000 or 16%. This increase is mainly attributable to an increase in repairs and maintenance, management fees and advertising and promotion expenses.

     Interest expense decreased $64,000 to $574,000 in the six months ended June 30, 1998 from $638,000 in the same period in 1997. This decrease is mainly attributable to lower outstanding principal balances on the Partnership's notes payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from  operations  ($1,111,000  for the six months ended June
30,  1998)  has  been  sufficient  to  meet  all  current   obligations  of  the
Partnership.

     In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its cash reserves for principal payments that commenced in 1993.

     On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc. The loan from Public Storage, Inc. bears interest at the fixed rate of 7.3% and matures June 1999. The loan calls for monthly payments of interest only. Principal may be paid at anytime without penalty. Public Storage, Inc. has also provided the Partnership with options to extend the loan term through June 2003.

         PART II.  OTHER INFORMATION

ITEMS 1 through 5 are inapplicable.

ITEM 6 Exhibits and Reports on Form 8-K

     (a) The following Exhibit is included herein:

          (27) Financial Data Schedule

     (b) Form 8 - K

          None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            DATED: August 12, 1998

                                            PUBLIC STORAGE PROPERTIES, LTD.

                                            BY:  Public Storage, Inc.
                                                 General Partner




                                            BY:  /s/ John Reyes
                                                 -------------------------
                                                 John Reyes
                                                 Senior Vice President and
                                                   Chief Financial Officer