Form 10-Q
period 1998-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 1998-11-13
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


              California                                       95-3196921
-------------------------------------------          ---------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                       Identification Number)

           701 Western Ave.
         Glendale, California                                  91201-2349
-------------------------------------------          ---------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:        (818) 244-8080
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

                                      INDEX

                                                                         Page

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1998
     and December 31, 1997                                                  2

Condensed statements of income for the three
     and nine months ended September 30, 1998 and 1997                      3

Condensed statement of partners' deficit for the
     nine months ended September 30, 1998                                   4

Condensed statements of cash flows for the
     nine months ended September 30, 1998 and 1997                          5

Notes to condensed financial statements                                   6-7

Management's discussion and analysis of
     financial condition and results of operations                       8-11

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                   12

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS

                                                                           September 30,         December 31,
                                                                               1998                 1997
                                                                         -----------------    -----------------
                                                                           (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                 $      169,000       $       546,000
Rent and other receivables                                                        39,000                46,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                 8,347,000             8,001,000
     Land                                                                      2,511,000             2,511,000
                                                                         -----------------    -----------------
                                                                              10,858,000            10,512,000

     Less accumulated depreciation                                            (5,856,000)           (5,492,000)
                                                                         -----------------    -----------------
                                                                               5,002,000             5,020,000
                                                                         -----------------    -----------------

Other assets                                                                     125,000               148,000
                                                                         -----------------    -----------------

Total assets                                                              $    5,335,000       $     5,760,000
                                                                         =================    =================

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------


Accounts payable                                                          $      152,000       $        32,000
Deferred revenue                                                                 136,000               131,000
Mortgage note                                                                  1,551,000            13,793,000
Note payable to general partner                                               10,770,000               300,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
         authorized, issued and outstanding                                   (5,401,000)           (6,308,000)
     General partners' deficit                                                (1,873,000)           (2,188,000)
                                                                         -----------------    -----------------

     Total partners' deficit                                                  (7,274,000)           (8,496,000)
                                                                         -----------------    -----------------
Total liabilities and partners' deficit                                   $    5,335,000       $     5,760,000
                                                                         =================    =================

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three Months Ended               Nine Months Ended
                                                              September 30,                    September 30,
                                                     --------------------------------  --------------------------------
                                                          1998             1997             1998            1997
                                                     ---------------  ---------------  --------------  ----------------

  REVENUES:

  Rental income                                       $  1,164,000     $  1,102,000     $  3,431,000    $  3,203,000
  Other income                                               2,000            4,000           17,000           9,000
                                                     ---------------  ---------------  --------------  ----------------

                                                         1,166,000        1,106,000        3,448,000       3,212,000
                                                     ---------------  ---------------  --------------  ----------------

  COSTS AND EXPENSES:

  Cost of operations                                       272,000          233,000          792,000         709,000
  Management fees paid to affiliate                         69,000           66,000          205,000         192,000
  Depreciation                                             128,000          115,000          364,000         329,000
  Administrative                                            13,000           14,000           48,000          39,000
  Interest expense                                         243,000          310,000          817,000         948,000
                                                     ---------------  ---------------  --------------  ----------------

                                                           725,000          738,000        2,226,000       2,217,000
                                                     ---------------  ---------------  --------------  ----------------

  NET INCOME                                          $    441,000     $    368,000     $  1,222,000    $    995,000
                                                     ===============  ===============  ==============  ================
Limited partners' share of net income ($60.45 per
     unit in 1998 and $49.25 per unit in 1997)                                          $  1,209,000    $    985,000

  General partners' share of net income                                                       13,000          10,000
                                                                                       --------------  ----------------
                                                                                        $  1,222,000    $    995,000
                                                                                       ==============  ================

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)

                                                                                                       Total
                                                            Limited              General             Partners'
                                                           Partners             Partners              Deficit
                                                     -------------------  -------------------  -------------------

Balance at December 31, 1997                          $     (6,308,000)    $     (2,188,000)    $     (8,496,000)

Net income                                                   1,209,000               13,000            1,222,000

Equity transfer                                               (302,000)             302,000               -
                                                     -------------------  -------------------  -------------------

Balance at September 30, 1998                         $     (5,401,000)    $     (1,873,000)    $     (7,274,000)
                                                     ===================  ===================  ===================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                             -------------------------------------
                                                                                    1998                1997
                                                                             ------------------ ------------------

  CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                               $     1,222,000      $       995,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                364,000              329,000
         Decrease (increase) in rent and other receivables                             7,000               (1,000)
         Amortization of prepaid loan fees                                            25,000               25,000
         (Increase) decrease in other assets                                          (2,000)              10,000
         Increase in accounts payable                                                120,000               42,000
         Increase in deferred revenue                                                  5,000                8,000
                                                                             ------------------ ------------------

             Total adjustments                                                       519,000              413,000
                                                                             ------------------ ------------------

             Net cash provided by operating activities                             1,741,000            1,408,000
                                                                             ------------------ ------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to real estate facilities                                             (346,000)            (259,000)
                                                                             ------------------ ------------------

             Net cash used in investing activities                                  (346,000)            (259,000)
                                                                             ------------------ ------------------

  CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payments on mortgage note payable                                  (12,242,000)            (389,000)
    Proceeds from note payable to general partner                                 11,000,000                -
    Principal payment on note payable to general partner                            (530,000)            (450,000)
                                                                             ------------------ ------------------

             Net cash used in financing activities                                (1,772,000)            (839,000)
                                                                             ------------------ ------------------

  Net (decrease) increase in cash and cash equivalents                              (377,000)             310,000

  Cash and cash equivalents at the beginning of the period                           546,000               69,000
                                                                             ------------------ ------------------

  Cash and cash equivalents at the end of the period                         $       169,000      $       379,000
                                                                             ================== ==================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

4. On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. bears interest at the fixed rate of 7.3% and matures June 1999. The loan calls for monthly payments of interest only. Principal may be paid at anytime without penalty. Public Storage, Inc. has also provided the Partnership with options to extend the loan term through June 2003. Interest paid to Public Storage, Inc. in 1998 was $317,000.

5. During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.77% as of November 9,
     1998). The loan requires monthly payments of interest and mature October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

     The Partnership also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received.

                        PUBLIC STORAGE PROPERTIES, LTD.,
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in the reports for the quarterly periods on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

RESULTS OF OPERATIONS
---------------------

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997:

     The Partnership's net income for the nine months ended September 30, 1998 was $1,222,000 compared to $995,000 for the nine months ended September 30, 1997, representing an increase of $227,000 or 23%. The Partnership's net income for the three months ended September 30, 1998 was $441,000 compared to $368,000 for the three months ended September 30, 1997, representing an increase of $73,000 or 20%. These increases are primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense resulting from a lower notes payable balance in 1998 compared to 1997.

     Rental income for the nine months ended September 30, 1998 was $3,431,000 compared to $3,203,000 for the nine months ended September 30,1997, representing an increase of $228,000 or 7%. Rental income for the three months ended September 30, 1998 was $1,164,000 compared to $1,102,000 for the three months ended September 30, 1997, representing an increase of $62,000 or 6%. These increases are primarily attributable to higher rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 94% and 95% for the nine months ended September 30, 1998 and 1997, respectively. Realized rent for the nine months ended September 30, 1998 increased to $.80 per occupied square foot from $.74 per occupied square foot for the nine months ended September 30, 1997.

     Cost of operations (including management fees paid to an affiliate) for the nine months ended September 30, 1998 was $997,000 compared to $901,000 for the nine months ended September 30, 1997, representing an increase of $96,000 or 11%. Cost of operations (including management fees paid to an affiliate) for the three months ended September 30, 1998 was $341,000 compared to $299,000 for the three months ended September 30, 1997, representing an increase of $42,000 or

14%. This increase is mainly attributable to increases in management fees, and advertising and promotion expenses.

     Interest expense decreased $131,000 to $817,000 for the nine months ended September 30, 1998 from $948,000 for the same period in 1997. This decrease is mainly attributable to lower outstanding principal balances and lower interest rates on the Partnership's indebtedness. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from operations ($1,741,000 for the nine months ended September 30, 1998) has been sufficient to meet all current obligations of the Partnership.

     In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its cash reserves for principal payments that commenced in 1993.

     On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc. The loan from Public Storage, Inc. bears interest at the fixed rate of 7.3% and matures June 1999. The loan calls for monthly payments of interest only. Principal may be paid at anytime without penalty. Public Storage, Inc. has also provided the Partnership with options to extend the loan term through June 2003. Interest paid to Public Storage, Inc. in 1998 was $317,000.

     During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.77% as of November 9, 1998). The loan requires monthly payments of interest and mature October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's existing indebtedness.

     The Partnership also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received.

IMPACT ON THE YEAR 2000 ISSUE
-----------------------------

     Public Storage, Inc. ("PSI"), the general partner and property manager, has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

     Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K Issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if the plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, operations of the Partnership could be materially impacted.

     Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be completed by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the operations of the Partnership.

     The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. PSI has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. PSI is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's resuls of operations, liquidity, or capital resources. However, PSI has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnership has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

     The total cost of PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Partnership is estimated at approximately $36,000. These costs are capitalized.

     The costs of the projects and the date on which PSI believes that it will be Year 2000 compliant are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI has identified all potential Y2K Issue either within PSI and the Partnership or at external agents. In addition, the impact of the Y2K Issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.

ITEM 6   Exhibits and Reports on Form 8-K

         (a)  The following Exhibits are included herein:

                  10.1 Credit Agreement dated October 23, 1998 between Public Storage Properties, Ltd. and First Union National Bank

                  10.2 Interest Rate Swap Confirmation dated October 26, 1998 by and between Public Storage Properties, Ltd. and First Union National Bank expires on October 23, 2001

                  10.3 Interest Rate Swap Confirmation dated October 27, 1998 by and between Public Storage Properties, Ltd. and First Union National Bank expires on October 23, 2000

                  (27)  Financial Data Schedule

         (b)  Form 8-K

                  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           DATED: November 13, 1998

                                           PUBLIC STORAGE PROPERTIES, LTD.

                                           BY:  Public Storage, Inc.
                                                General Partner





                                           BY   /s/ John Reyes
                                                -------------------------
                                                John Reyes
                                                Senior Vice President and
                                                  Chief Financial Officer