Form 10-K
period 1998-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 1999-03-31
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                         95-3196921
------------------------------------------                ----------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                        Identification Number)

          701 Western Avenue
          Glendale, California                                      91201
------------------------------------------                ----------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  BUSINESS.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

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

Investment in Facilities
------------------------

         At December 31, 1998, the Partnership owned nine properties. The Partnership purchased its last property in June 1978.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

          * CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system,
             (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 175,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

          * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has decreased from 95% in 1997 to 94% in 1998. Realized monthly rents per square foot increased from $0.75 in 1997 to $0.81 in 1998. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels.

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1998 about properties owned by the Partnership:

                                           Net          Number
    Location       Size of Parcel     Rentable Area    of Spaces      Date of Purchase   Completion Date
-----------------  --------------     -------------    ---------      ----------------   ---------------
CALIFORNIA
  Corona             2.82 acres       52,000 sq. ft.       471          June 29, 1978       Dec. 1978
  Fremont            3.00 acres       53,000 sq. ft.       481          Mar. 21, 1978       Nov. 1978
  Milpitas           3.46 acres       54,000 sq. ft        436          May 8, 1978         Nov. 1978
  Norco              1.66 acres       29,000 sq. ft        257          July 19, 1978       Dec. 1978
  North Hollywood    2.06 acres       38,000 sq. ft.       343          Mar. 17, 1978       Dec. 1979
  Pasadena           1.84 acres       38,000 sq. ft.       385          Feb. 24, 1978       Aug. 1978
  Sun Valley         2.72 acres       53,000 sq. ft.       477          May 30, 1978        Oct. 1978
  Wilmington         6.32 acres      133,000 sq. ft.     1,093          Apr. 18, 1978       Aug. 1978
  Whittier -
    El Monte         4.06 acres       58,000 sq. ft.       537          Nov. 29, 1977       July 1978


         The weighted average occupancy levels for the mini-warehouse facilities were 94% and 95% in 1998 and 1997, respectively.

         Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Although there can be no assurances. Based on the assessments, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition or results of operation.

         The properties are held subject to encumbrances which are described in this report under Note 7 of the Notes to the Financial Statements included in
Item 8.

ITEM 3.  LEGAL PROCEEDINGS.

         No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1998, there were approximately 642 record holders of Units.

         In August 1998, Public Storage, Inc. ("PSI"), a general partner of the Partnership, completed a cash tender offer, which commenced in June 1998, pursuant to which PSI acquired a total of 3,972 limited partnership units at $460 per unit.

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

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA.


    For the Year Ended
       December 31,                       1998             1997              1996                 1995              1994
------------------------------------  -------------   ---------------   ---------------     ---------------   ---------------

Revenues (2)                          $  4,629,000     $  4,337,000      $   4,007,000       $  4,235,000      $   4,181,000

Depreciation and
  amortization                             498,000          446,000            402,000            356,000            296,000

Interest expense                         1,077,000        1,252,000          1,358,000          1,520,000          1,658,000

Net income                               1,622,000        1,341,000          1,008,000          1,125,000          1,075,000

Limited partners' share                  1,605,000        1,328,000            998,000          1,114,000          1,064,000

General partners' share                     17,000           13,000             10,000             11,000             11,000

Limited partners' per unit data (1):
  Net income                                $80.25           $66.40             $49.90             $55.70             $53.20


As of December 31,
------------------------------------

Cash and cash equivalents             $    248,000     $    546,000      $      69,000       $     89,000      $     162,000

Total assets                          $  5,349,000     $  5,760,000      $   5,503,000       $  5,845,000      $   6,418,000

Notes payable                         $ 12,000,000     $ 14,093,000      $  15,217,000       $ 16,351,000      $  17,995,000


(1) Per unit data is based on the weighted average number of the limited partnership units (20,000) outstanding during the period.

(2) Revenues for the year ended December 31, 1995 and 1994, include a gain on sale of marketable securities of an affiliate of $361,000 and $479,000 ($18.05 and $23.95 per Unit).


ITEM 7.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

         The Partnership's net income in 1998 was $1,622,000 compared to $1,341,000 in 1997, representing an increase of $281,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

         During 1998, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $118,000 or 4.5% from $2,639,000 in 1997 to $2,757,000 in 1998. This increase is primarily attributable to an increase in rental revenues at the Partnership's mini-warehouse facilities partially offset by increases in cost of operations and depreciation expense.

         Rental income was $4,610,000 in 1998 compared to $4,321,000 in 1997, representing an increase of $289,000, or 7%. This increase was primarily attributable to increased rental rates at the Partnership's real estate facilities. Weighted average occupancy levels at the mini-warehouses were 94% and 95% in 1998 and 1997, respectively. The average monthly realized rent per square foot at the mini-warehouses was $.81 in 1998 compared to $.75 in 1997.

         Other income increased from $16,000 in 1997 to $19,000 in 1998. This increase is primarily due to an increase in invested cash balances.

         Cost of operations (including management fees paid to an affiliate) was $1,355,000 and $1,236,000 in 1998 and 1997, respectively, representing an increase of $119,000, or 10%. This increase is mainly attributable to increases in management fees, property tax and advertising and promotion expenses.

         Interest  expense  was  $1,077,000  and  $1,252,000  in 1998 and  1997,
respectively, representing a decrease of $175,000, or 14%. The decrease was primarily a result of a lower average outstanding loan balance in 1998 compared to 1997 and lower interest rates on the Partnership's indebtedness. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

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

Liquidity and Capital Resources
-------------------------------

         Cash flow from operating activities of $2,234,000 in 1998 has been sufficient to meet all current obligations of the Partnership. During 1999, the Partnership anticipates approximately $142,000 of capital improvements compared to $439,000 in 1998 and $280,000 in 1997.

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

         During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.61% as of December 31, 1998). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's existing indebtedness.

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

         Distributions to the limited and general partners for the years 1978-1990 aggregated $37,832,000 including $20,202,000 distributed to the partners in 1987.

Year 2000 System Issues
-----------------------

         The Partnership utilizes PSI's information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnersip has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of the PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership and the Joint Venture is estimated at approximately $40,311. These costs are capitalized. PSI's Year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI and the Partnership expect to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the Partnership or PSI has identified all potential Y2K Issues either within the Partnership, at PSI, or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnership's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis or entering into interest swap transactions. As of December 31, 1998, the Partnership had $12,000,000 of outstanding debt maturing on October, 2002. Also, the Partnership has an interest rate swap in the notional amount of $7,500,000 through October, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.  CHANGES IN  AND   DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

       Name                                  Positions with PSI
---------------------         -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
B. Wayne Hughes, Jr.          Vice President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Carl B. Phelps                Senior Vice President
Obren B. Gerich               Senior Vice President
Marvin M. Lotz                Senior Vice President
David Goldberg                Senior Vice President and General Counsel
A. Timothy Scott              Senior Vice President and Tax Counsel
David P. Singelyn             Vice President and Treasurer
Sarah Hass                    Vice President and Secretary
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 65, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 62, has been employed by PSI for 21 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 39 became director of PSI in January 1998. He has been a Vice President - Acquisitions of PSI since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 38, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 60, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 60, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 56, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 49, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 47, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 37, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 43, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 59, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 63, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Mutual Funds, ReadyPac Produce, Inc., Royce Medical Company, SupraLife International and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 65, became a director of PSI in November 1991. Since January 1999, Mr. Baker has been President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc. Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 51, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc., Harvey's Acquisition Corp. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 50, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 46, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997. He has been a director of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of he own moving company, Gate way Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based on a review of the reports filed under Section 16(a) of the Securities Exchange Act of 1934 with respect to the units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1998, B. Wayne Hughes, Jr. And Thomas J. Barrak, Jr., each of whom is a director of PSI, a General Partner of the Partnership, each filed his Initial Statement of Beneficial Ownership of Securities on Form 3 after its due date.

ITEM 11. EXECUTIVE COMPENSATION.

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At March 10, 1999, the following persons beneficially owned more than 5% of the Units:

      Title                Name and Address                             Percent
     of Class             of Beneficial Owner     Beneficial Ownership  of Class
--------------------  --------------------------  --------------------  --------
Units of Limited      Public Storage, Inc.          5,735 Units (1)       28.7%
Partnership Interest  701 Western Ave.
                      Glendale, California 91201

Units of Limited      B. Wayne Hughes,              6,273 Units (2)       31.4%
Partnership Interest  Tamara Hughes Gustavson,
                      PS Orangeco. Inc.
                      701 Western Ave.
                      Glendale, California 91201

(1) Includes (i) 5,630 Units owned by PSI as to which PSI has sole voting and dispositive power, (ii) 25 Units which PSI has an option to acquire from Hughes and (iii) 80 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes (i) 6,025 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power; PSI has an option to acquire 25 of these Units, (ii) 80 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquie these 80 Units, and (iii) 168 Units owned by PS Orangeco, Inc., a corporation which common stock (representing 5% of the equity) is owned by Hughes and member of his family and whose non-voting preferred stock (representing 95% of the equity) is owned by PSI, and as to which Units PS Orangeco, Inc. and Hughes share voting and dispositive power.

         (b)      The Partnership has no officers and directors.

         The General Partners (or their predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participates in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 6,211 Units, representing 31.1% of the Units (including the 6,025 Units owned by Hughes and the 168 Units owned by PS Orangeco, Inc. as to which Hughes shares voting and dispositive power as set forth above).

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

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 1998, the Partnership paid fees of $277,000 to PSI pursuant to the Management Agreement.

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

10.7     Loan  documents  dated  January 27, 1998  between the  Partnership  and
         Public Storage, Inc. Filed herewith. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.8 Credit Agreement dated October 23, 1998 between Public Storage Properties, Ltd. and First Union Bank. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.9 Interest Rate Swap Confirmation dated October 26, 1998 by and between Public Storage Properties, Ltd. and first Union National Bank expires on October 23, 2001. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.10 Interest Rate Swap Confirmation dated October 27, 1998 by and between Public Storage Properties, Ltd. and first Union National Bank expires on October 23, 2000. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

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

Dated: March 31, 1999            By: Public Storage, Inc., General Partner


                                     By: /s/ B. Wayne Hughes
                                         --------------------------------------
                                         B. Wayne Hughes, Chairman of the Board


                                 By: /s/ B. Wayne Hughes
                                     --------------------------------------
                                     B. Wayne Hughes, General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


            Signature                           Capacity                                 Date
----------------------------     -------------------------------------------     --------------------

/s/ B. Wayne Hughes              Chairman of the Board and Chief Executive           March 31, 1999
----------------------------     Officer of Public Storage, Inc. (principal
B. Wayne Hughes                  executive officer)


/s/ Harvey Lenkin                President and Director                              March 31, 1999
----------------------------     of Public Storage, Inc.
Harvey Lenkin


/s/ B. Wayne Hughes, Jr.         Vice President and Director                         March 31, 1999
----------------------------     of Public Storage, Inc.
B. Wayne Hughes, Jr.


/s/ John Reyes                   Senior Vice President and Chief Financial           March 31, 1999
----------------------------     Officer of Public Storage, Inc.
John Reyes                       (principal financial officer and principal
                                 accounting officer)


/s/ Robert J. Abernethy          Director of Public Storage, Inc.                    March 31, 1999
----------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff             Director of Public Storage, Inc.                    March 31, 1999
----------------------------
Dann V. Angeloff


/s/ William C. Baker             Director of Public Storage, Inc.                    March 31, 1999
----------------------------
William C. Baker


                                 Director of Public Storage, Inc.
----------------------------
Thomas J. Barrack, Jr.


/s/ Uri P. Harkham               Director of Public Storage, Inc.                    March 31, 1999
----------------------------
Uri P. Harkham


                                 Director of Public Storage, Inc.
----------------------------
Daniel C. Staton


                         PUBLIC STORAGE PROPERTIES, LTD.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))

                                                                         Page
                                                                   References
                                                                   ----------

Report of Independent Auditors                                            F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 1998 and 1997                           F-2

For the years ended December 31, 1998, 1997 and 1996:

     Statements of Income                                                 F-3

     Statements of Partners' Deficit                                      F-4

     Statements of Cash Flows                                             F-5

Notes to Financial Statements                                       F-6 - F-9


Schedule:

     III - Real Estate and Accumulated Depreciation               F-10 - F-11

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors


The Partners
Public Storage Properties, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties, Ltd. as of December 31, 1998 and 1997, and the related statements of income, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP


February 26, 1999
Los Angeles, California

                        PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                                   1998                  1997
                                                                            -----------------     ----------------

                                     ASSETS
                                     ------


Cash and cash equivalents                                                   $       248,000       $       546,000
Rent and other receivables                                                           36,000                46,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                    8,440,000             8,001,000
     Land                                                                         2,511,000             2,511,000
                                                                            -----------------     ----------------
                                                                                 10,951,000            10,512,000

     Less accumulated depreciation                                               (5,990,000)           (5,492,000)
                                                                            -----------------     ----------------
                                                                                  4,961,000             5,020,000

Other assets                                                                        104,000               148,000
                                                                            -----------------     ----------------

Total assets                                                                $     5,349,000       $     5,760,000
                                                                            =================     ================

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                            $        96,000       $        32,000
Deferred revenue                                                                    127,000               131,000
Note payable to affiliate                                                             -                   300,000
Mortgage note                                                                         -                13,793,000
Note payable to commercial bank                                                  12,000,000                 -

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        (5,104,000)           (6,308,000)
     General partners' deficit                                                   (1,770,000)           (2,188,000)
                                                                            -----------------     ----------------

     Total partners' deficit                                                     (6,874,000)           (8,496,000)
                                                                            -----------------     ----------------

Total liabilities and partners' deficit                                     $     5,349,000       $     5,760,000
                                                                            =================     ================

                            See accompanying notes.
                                      F-2

                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1998


                                                              1998                     1997                     1996
                                                       ------------------       ------------------       ------------------
REVENUES:

Rental income                                          $       4,610,000        $       4,321,000        $       4,002,000
Other income                                                      19,000                   16,000                    5,000
                                                       ------------------       ------------------       ------------------

                                                               4,629,000                4,337,000                4,007,000
                                                       ------------------       ------------------       ------------------
COSTS AND EXPENSES:

Cost of operations                                             1,078,000                  977,000                  967,000
Management fees paid to affiliate                                277,000                  259,000                  220,000
Depreciation                                                     498,000                  446,000                  402,000
Administrative                                                    77,000                   62,000                   52,000
Interest expense                                               1,077,000                1,252,000                1,358,000
                                                       ------------------       ------------------       ------------------

                                                               3,007,000                2,996,000                2,999,000
                                                       ------------------       ------------------       ------------------

NET INCOME                                             $       1,622,000        $       1,341,000        $       1,008,000
                                                       ==================       ==================       ==================

Limited partners' share of net income ($80.25 per
     unit in 1998, $66.40 per unit in 1997, and
     $49.90 per unit in 1996)                          $       1,605,000        $       1,328,000        $         998,000

General partners' share of net income                             17,000                   13,000                   10,000
                                                       ------------------       ------------------       ------------------
                                                       $       1,622,000        $       1,341,000        $       1,008,000
                                                       ==================       ==================       ==================

                            See accompanying notes.
                                      F-3

                         PUBLIC STORAGE PROPERTIES, LTD.
                         STATEMENTS OF PARTNERS' DEFICIT
                       For each of the three years in the
                         period ended December 31, 1998


                                                                                              Total Partners'
                                                   Limited Partners     General Partners          Deficit
                                                  -------------------  -------------------  -------------------

Balance at December 31, 1995                       $     (8,052,000)    $     (2,793,000)    $    (10,845,000)

Net income                                                  998,000               10,000            1,008,000

Equity transfer                                            (250,000)             250,000               -
                                                  -------------------  -------------------  -------------------

Balance at December 31, 1996                             (7,304,000)          (2,533,000)          (9,837,000)

Net income                                                1,328,000               13,000            1,341,000

Equity transfer                                            (332,000)             332,000               -
                                                  -------------------  -------------------  -------------------

Balance at December 31, 1997                             (6,308,000)          (2,188,000)          (8,496,000)

Net income                                                1,605,000               17,000            1,622,000

Equity transfer                                            (401,000)             401,000               -
                                                  -------------------  -------------------  -------------------
Balance at December 31, 1998                       $     (5,104,000)   $      (1,770,000)    $     (6,874,000)
                                                  ===================  ===================  ===================

                            See accompanying notes.
                                      F-4

                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1998


                                                                           1998              1997              1996
                                                                      ---------------   ---------------   ---------------
Cash flows from operating activities:

     Net income                                                       $    1,622,000    $    1,341,000    $    1,008,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                            498,000           446,000           402,000
     Decrease (increase) in rent and other receivables                        10,000             2,000            (6,000)
     Amortization of prepaid management fees                                     -                 -             138,000
     Amortization of prepaid loan fees                                       110,000            33,000            33,000
     Decrease (increase) in other assets                                     (66,000)           19,000           (17,000)
     Increase (decrease) in accounts payable                                  64,000            27,000           (72,000)
     (Decrease) increase in deferred revenue                                  (4,000)           13,000           (14,000)
                                                                      ---------------   ---------------   ---------------

         Total adjustments                                                   612,000           540,000           464,000
                                                                      ---------------   ---------------   ---------------

         Net cash provided by operating activities                         2,234,000         1,881,000         1,472,000
                                                                      ---------------   ---------------   ---------------
Cash flows from investing activities:

     Additions to real estate facilities                                    (439,000)         (280,000)         (228,000)
                                                                      ---------------   ---------------   ---------------

         Net cash used in investing activities                              (439,000)         (280,000)         (228,000)
                                                                      ---------------   ---------------   ---------------
Cash flows from financing activities:

    Proceeds from note payable to affiliate                               11,000,000            -                 -
    Principal payments on note payable to affiliate                      (11,300,000)         (600,000)         (130,000)
    Proceeds from note payable to commercial bank                         12,400,000            -                 -
    Principal payments on note payable to commercial bank                   (400,000)           -                 -
    Principal payments on mortgage note payable                          (13,793,000)         (524,000)       (1,134,000)
                                                                      ---------------   ---------------   ---------------
         Net cash used in financing activities                            (2,093,000)       (1,124,000)       (1,264,000)
                                                                      ---------------   ---------------   ---------------

Net (decrease) increase in cash and cash equivalents                        (298,000)          477,000           (20,000)

Cash and cash equivalents at the beginning of the year                       546,000            69,000            89,000
                                                                      ---------------   ---------------   ---------------

Cash and cash equivalents at the end of the year                      $      248,000    $      546,000    $       69,000
                                                                      ===============   ===============   ===============

                            See accompanying notes.
                                      F-5

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Mini-Warehouse Facilities:
         --------------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1998 and 1997 to develop mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership has not identified any assets which indicate an impairment in the carrying value of the asset is present.

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

         Other Assets:
         -------------

                  Included in other  assets are  deferred  financing  costs.  In
         1993, the Partnership incurred deferred financing costs of approximately $246,000 in connection with the modification of its mortgage note payable (Note 7). In October 1998 the mortgage note payable was paid in full. The remaining balance of the financing costs were fully amortized in 1998.

         Use of Estimates:
         -----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

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

         Segement Reporting:
         -------------------

                  Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership's disclosure.

         Derivatives:
         ------------

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.

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

5.       RELATED PARTY TRANSACTIONS

                  The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' gross revenue (as defined).

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

                  Unaudited taxable net income was $1,763,000, $1,553,000 and $1,122,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from difference in depreciation methods.

7.       NOTES PAYABLE

                  Notes payable at December 31, 1998 and 1997 consist of the following:

                                                                      1998               1997
                                                                 ---------------    ---------------
8.25% mortgage note payable to an insurance  company
with principal and interest of $141,000 due monthly.             $      -           $    13,793,000

Unsecured note payable to affiliate, bearing interest at
the prime rate plus 1%, payable monthly, and requiring 50,000
principal payments; remaining principal due July 1, 1998.               -                   300,000

Unsecured  note  payable to a commercial  bank bearing
interest at the London  Interbank  Offering Rate ("LIBOR)
plus 0.55%. The loan requires monthly payments of
interest and matures October 2002.                                    12,000,000             -
                                                                 ---------------    ---------------

                                                                 $    12,000,000    $    14,093,000
                                                                 ===============    ===============


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

                  During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.61% as of December 31, 1998). The loan requires monthly payments of interest and mature October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's existing indebtedness.

                  The   Partnership   also  entered  into   interest  rate  swap
         agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. The unrealized loss of the interest rate swaps if required to be liquidated at December 31, 1998 was approximatley $3,000.

                  The estimated fair value of the Partnership's notes payable as of December 31, 1998 are their current outstanding balances. This value is based on notes currently available with similar terms and remaining maturities.

                  Interest paid on the notes was $933,000, $1,219,000 and $1,325,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation


                                                         Initial Cost
                                                 ----------------------------
                                                                                      Costs
                                                                  Building,      Subsequent to
                                                                  Land Imp &      construction
         Description             Encumbrances        Land         Equipment      (Improvements)
-----------------------       -----------------  -------------  -------------    -------------

Corona                         $         -       $    155,000   $    757,000     $    186,000

Fremont                                  -            112,000        741,000          301,000
Milpitas                                 -            198,000        649,000          174,000
Norco                                    -             95,000        456,000           88,000
North Hollywood                          -            314,000        553,000          192,000
Pasadena                                 -            327,000        515,000          217,000
Sun Valley                               -            329,000        611,000          256,000
Wilmington                               -            815,000      1,336,000          437,000
Whittier - El Monte                      -            166,000        763,000          208,000
                              -----------------  -------------  -------------    -------------
                               $  12,000,000(1)  $  2,511,000   $  6,381,000     $  2,059,000
                              =================  =============  =============    =============

                                        Gross Carrying Amount
                                        at December 31, 1998
                              -----------------------------------------

                                              Building,
                                             Land Imp &                      Accumulated        Date
         Description              Land        Equipment        Total        Depreciation      Completed
-----------------------       ------------  -------------   ------------   --------------     ---------

Corona                        $   155,000   $    943,000    $ 1,098,000     $    665,000        12/78

Fremont                           112,000      1,042,000      1,154,000          750,000        11/78
Milpitas                          198,000        823,000      1,021,000          573,000        11/78
Norco                              95,000        544,000        639,000          392,000        12/78
North Hollywood                   314,000        745,000      1,059,000          470,000        12/79
Pasadena                          327,000        732,000      1,059,000          524,000        08/78
Sun Valley                        329,000        867,000      1,196,000          655,000        10/78
Wilmington                        815,000      1,773,000      2,588,000        1,279,000        08/78
Whittier - El Monte               166,000        971,000      1,137,000          682,000        07/78
                              ------------  -------------   -----------    --------------
                              $ 2,511,000   $  8,440,000    $ 10,951,000    $  5,990,000
                              ============  =============   ============   ==============

(1)      All  nine   properties  are  encumbered  by  a  promissory   note.  The
         $12,000,000 listed above is the principal balance remaining on the note at December 31, 1998.

                         Public Storage Properties, Ltd.

                           Real Estate Reconciliation

                            Schedule III (continued)


(a) The following is a reconciliation of costs and related accumulated depreciation:

                                      COST

                                               1998         1997         1996
                                           -----------  -----------  -----------

Balance at the beginning of the period     $10,512,000  $10,232,000  $10,004,000

Additions during the period

    Improvements                               439,000      280,000      228,000

Deductions during the period                                      -            -
                                           -----------  -----------  -----------

Balance at the close of the period         $10,951,000  $10,512,000  $10,232,000
                                           ===========  ===========  ===========


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                               1998         1997         1996
                                           -----------  -----------  -----------
Balance at the beginning of the period      $5,492,000   $5,046,000   $4,644,000

Additions during the period

    Depreciation                               498,000      446,000      402,000
                                           -----------  -----------  -----------

Balance at the close of the period          $5,990,000   $5,492,000   $5,046,000
                                           ===========  ===========  ===========

(b) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $3,202,000 (unaudited).