Form 10-Q
period 1999-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 1999-05-14
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


              California                                        95-3196921
-----------------------------------------                 ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)


            701 Western Ave.
          Glendale, California                                  91201-2349
-----------------------------------------                 ----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:   (818) 244-8080
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

                                      INDEX

                                                                         Page
PART I.   FINANCIAL INFORMATION

   Condensed balance sheets at March 31, 1999
     and December 31, 1998                                                  2

   Condensed statements of income for the three
     months ended March 31, 1999 and 1998                                   3

   Condensed statement of partners' deficit for the
     three months ended March 31, 1999                                      4

   Condensed statements of cash flows for the
     three months ended March 31, 1999 and 1998                             5

   Notes to condensed financial statements                                6-7

   Management's discussion and analysis of
     financial condition and results of operations                       8-11


PART II.  OTHER INFORMATION                                                12

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                       March 31,            December 31,
                                                                          1999                  1998
                                                                     ---------------       ---------------
                                                                      (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                            $      114,000        $      248,000
Rent and other receivables                                                   29,000                36,000

Real estate facilities, at cost:
     Building, land improvements and equipment                            8,504,000             8,440,000
     Land                                                                 2,511,000             2,511,000
                                                                     ---------------       ---------------
                                                                         11,015,000            10,951,000

     Less accumulated depreciation                                       (6,132,000)           (5,990,000)
                                                                     ---------------       ---------------
                                                                          4,883,000             4,961,000

Other assets                                                                100,000               104,000
                                                                     ---------------       ---------------

Total assets                                                         $    5,126,000        $    5,349,000
                                                                     ===============       ===============


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                     $      179,000        $       96,000
Deferred revenue                                                            128,000               127,000
Note payable to commercial bank                                          11,225,000            12,000,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
          authorized, issued and outstanding                             (4,756,000)           (5,104,000)
     General partners' deficit                                           (1,650,000)           (1,770,000)
                                                                     ---------------       ---------------

     Total partners' deficit                                             (6,406,000)           (6,874,000)
                                                                     ---------------       ---------------
Total liabilities and partners' deficit                              $    5,126,000        $    5,349,000
                                                                     ===============       ===============

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                         -----------------------------------
                                                                             1999                   1998
                                                                         ------------           ------------

REVENUES:

Rental income                                                            $  1,174,000           $  1,107,000
Other income                                                                    2,000                  8,000
                                                                         ------------           ------------

                                                                            1,176,000              1,115,000
                                                                         ------------           ------------

COSTS AND EXPENSES:

Cost of operations                                                            306,000                262,000
Management fees paid to affiliate                                              70,000                 66,000
Depreciation expense                                                          142,000                117,000
Administrative                                                                 25,000                 13,000
Interest expense                                                              165,000                297,000
                                                                         ------------           ------------

                                                                              708,000                755,000
                                                                         ------------           ------------

NET INCOME                                                               $    468,000           $    360,000
                                                                         ============           ============
Limited partners' share of net income ($23.15 per unit in 1999
     and $17.80 per unit in 1998)                                        $    463,000           $    356,000

General partners' share of net income                                           5,000                  4,000
                                                                         ------------           ------------

                                                                         $    468,000           $    360,000
                                                                         ============           ============

                             See accompanyin notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                                        Total
                                                         Limited                General               Partners'
                                                        Partners               Partners                Deficit
                                                    ----------------       ----------------       ----------------
Balance at December 31, 1998                        $    (5,104,000)       $    (1,770,000)       $    (6,874,000)

Net income                                                  463,000                  5,000                468,000

Equity transfer                                            (115,000)               115,000                  -
                                                    ----------------       ----------------       ----------------

Balance at March 31, 1999                           $    (4,756,000)       $    (1,650,000)       $    (6,406,000)
                                                    ================       ================       ================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                           1999                   1998
                                                                       -------------          -------------

Cash flows from operating activities:

     Net income                                                        $    468,000           $    360,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                       142,000                117,000
         Decrease in rent and other receivables                               7,000                  5,000
         Amortization of prepaid loan fees                                     -                     8,000
         Decrease in other assets                                             4,000                   -
         Increase in accounts payable                                        83,000                 28,000
         Increase in deferred revenue                                         1,000                  5,000
                                                                       -------------          -------------

         Total adjustments                                                  237,000                163,000
                                                                       -------------          -------------

         Net cash provided by operating activities                          705,000                523,000
                                                                       -------------          -------------

Cash flows from investing activities:

     Additions to real estate facilities                                    (64,000)               (11,000)
                                                                       -------------          -------------

         Net cash used in investing activities                              (64,000)               (11,000)
                                                                       -------------          -------------

Cash flows from financing activities:

     Principal payments on note payable to commercial bank                 (775,000)                   -
     Principal payments on mortgage note payable                               -                  (438,000)
                                                                       -------------          -------------

         Net cash used in financing activities                             (775,000)              (438,000)
                                                                       -------------          -------------

Net (decrease) increase in cash and cash equivalents                       (134,000)                74,000

Cash and cash equivalents at the beginning of the period                    248,000                546,000
                                                                       -------------          -------------

Cash and cash equivalents at the end of the period                     $    114,000           $    620,000
                                                                       =============          =============

                            See accompanying notes.
                                       5

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1998.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1999 the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

4. On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. required monthly interest payments at the fixed rate of 7.3% and matures June 1999. The loan to Public Storage, Inc. was paid off in October 1998 from the proceeds from a loan with a commercial bank.

5. During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public Storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.49% as of March 31, 1999). The loan requires monthly payments of interest and mature October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

        The Partnership also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 1999, the unrealized gain on the interest rate swap, if required to be liquidated was approximately $25,000.

                        PUBLIC STORAGE PROPERTIES, LTD.,
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

         The Partnership's net income for the three months ended March 31, 1999 was $468,000 compared to $360,000 for the three months ended March 31, 1998, representing an increase of $108,000 or 30%. This increase is primarily a result of increased operating results at the Partnership's real estate facilities and a decrease in interest expense resulting from the Partnership refinancing its outstanding debt.

         Rental income for the three months ended March 31, 1999 was $1,174,000 compared to $1,107,000 for the three months ended March 31, 1998, representing an increase of $67,000 or 6%. This increase is primarily attributable to increased rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 93% and 94% for the three months ended March 31, 1999 and 1998, respectively. Average monthly realized rent for the three months ended March 31, 1999 increased to $.83 per occupied square foot from $.77 per occupied square foot for the three months ended March 31, 1998.

         Cost of operations (including management fees paid to an affiliate) for the three months ended March 31, 1999 was $376,000 compared to $328,000 for the three months ended March 31, 1998, representing an increase of $48,000 or 15%. This increase is mainly attributable to increases in advertising and promotion, payroll and repairs and maintenance expenses.

         Interest expense decreased $132,000 to $165,000 in the three months ended March 31, 1999 from $297,000 in the same period in 1998. This decrease is mainly attributable to a lower outstanding principal balance and reduced interest rates on the Partnership's indebtedness. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($705,000 for the three months ended March 31, 1999) has been sufficient to meet all current obligations of the Partnership.

         On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc. The loan from Public Storage, Inc. required monthly interest payments at the fixed rate of 7.3% and matures June 1999. The loan to Public Storage, Inc. was paid off in October 1998 from the proceeds from a loan with a commercial bank.

         During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public Storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.49% as of March 31, 1999). The loan requires monthly payments of interest and mature October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         The Partnership also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 1999, the unrealized gain on the interest rate swap, if required to be liquidated was approximately $25,000.

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

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Company has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of the PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership is estimated at approximately $40,311. These costs are capitalized. PSI's Year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

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




                                                DATED: May 14, 1999

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