Form 10-Q
period 1999-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 1999-08-12
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


               California                                     95-3196921
---------------------------------------------           ----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     Incorporation or organization)                     Identification Number)

            701 Western Ave.
          Glendale, California                                91201-2349
---------------------------------------------           ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                      INDEX

                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION

   Condensed balance sheets at June 30, 1999
     and December 31, 1998                                               2

   Condensed statements of income for the three
     and six months ended June 30, 1999 and 1998                         3

   Condensed statement of partners' deficit for the
     six months ended June 30, 1999                                      4

   Condensed statements of cash flows for the
     six months ended June 30, 1999 and 1998                             5

   Notes to condensed financial statements                             6-7

   Management's discussion and analysis of
     financial condition and results of operations                    8-11


PART II.  OTHER INFORMATION                                             12

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                         June 30,             December 31,
                                                                           1999                   1998
                                                                      ---------------        ---------------
                                                                        (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                             $      118,000         $      248,000
Rent and other receivables                                                    33,000                 36,000

Real estate facilities, at cost:
     Building, land improvements and equipment                             8,516,000              8,440,000
     Land                                                                  2,511,000              2,511,000
                                                                      ---------------        ---------------
                                                                          11,027,000             10,951,000

     Less accumulated depreciation                                        (6,277,000)            (5,990,000)
                                                                      ---------------        ---------------
                                                                           4,750,000              4,961,000

Other assets                                                                  97,000                104,000
                                                                      ---------------        ---------------

Total assets                                                          $    4,998,000         $    5,349,000
                                                                      ===============        ===============


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------


Accounts payable                                                      $       55,000         $       96,000
Deferred revenue                                                             142,000                127,000
Note payable to commercial bank                                           10,625,000             12,000,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
          authorized, issued and outstanding                              (4,324,000)            (5,104,000)
     General partners' deficit                                            (1,500,000)            (1,770,000)
                                                                      ---------------        ---------------

     Total partners' deficit                                              (5,824,000)            (6,874,000)
                                                                      ---------------        ---------------

Total liabilities and partners' deficit                               $    4,998,000         $    5,349,000
                                                                      ===============        ===============

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                  --------------   --------------     --------------   --------------
                                                      1999              1998              1999              1998
                                                  -------------------------------     -------------------------------

  REVENUES:

  Rental income                                   $  1,239,000      $  1,160,000      $  2,413,000      $  2,267,000
  Other income                                           3,000             7,000             5,000            15,000
                                                  --------------   --------------     --------------   --------------

                                                     1,242,000         1,167,000         2,418,000         2,282,000
                                                  --------------   --------------     --------------   --------------

  COSTS AND EXPENSES:

  Cost of operations                                   272,000           258,000           578,000           520,000
  Management fees paid to affiliate                     75,000            70,000           145,000           136,000
  Depreciation                                         145,000           119,000           287,000           236,000
  Administrative                                        17,000            22,000            42,000            35,000
  Interest expense                                     151,000           277,000           316,000           574,000
                                                  --------------   --------------     --------------   --------------

                                                       660,000           746,000         1,368,000         1,501,000
                                                  --------------   --------------     --------------   --------------

  NET INCOME                                      $    582,000      $    421,000      $  1,050,000      $    781,000
                                                  ==============   ==============     ==============   ==============
  Limited partners' share of net income
     ($52.00 per unit in 1999 and $38.65 per
     unit in 1998)                                                                    $  1,040,000      $    773,000

  General partners' share of net income                                                     10,000             8,000
                                                                                      --------------   --------------
                                                                                      $  1,050,000      $    781,000
                                                                                      ==============   ==============

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)



                                                                                                       Total
                                                         Limited                General              Partners'
                                                        Partners               Partners               Deficit
                                                    ----------------       ----------------       ----------------
Balance at December 31, 1998                        $    (5,104,000)       $    (1,770,000)       $    (6,874,000)

Net income                                                1,040,000                 10,000              1,050,000

Equity transfer                                            (260,000)               260,000                      -
                                                    ----------------       ----------------       ----------------

Balance at June 30, 1999                            $    (4,324,000)       $    (1,500,000)       $    (5,824,000)
                                                    ================       ================       ================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ---------------------------------------
                                                                            1999                   1998
                                                                       ----------------       ----------------

  Cash flows from operating activities:

     Net income                                                        $     1,050,000        $       781,000

     Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                           287,000                236,000
        Decrease in rent and other receivables                                   3,000                 16,000
        Amortization of prepaid loan fees                                            -                 16,000
        Decrease (increase) in other assets                                      7,000                 (1,000)
        (Decrease) increase in accounts payable                                (41,000)                56,000
        Increase in deferred revenue                                            15,000                  7,000
                                                                       ----------------       ----------------

        Total adjustments                                                      271,000                330,000
                                                                       ----------------       ----------------

        Net cash provided by operating activities                            1,321,000              1,111,000
                                                                       ----------------       ----------------

  Cash flows from investing activities:

     Additions to real estate facilities                                       (76,000)              (236,000)
                                                                       ----------------       ----------------

        Net cash used in investing activities                                  (76,000)              (236,000)
                                                                       ----------------       ----------------

  Cash flows from financing activities:

     Principal payments on note payable to commercial bank                  (1,375,000)                     -
     Principal payments on mortgage notes payable                                    -             (1,158,000)
                                                                       ----------------       ----------------

        Net cash used in financing activities                               (1,375,000)            (1,158,000)
                                                                       ----------------       ----------------

  Net decrease in cash and cash equivalents                                   (130,000)              (283,000)

  Cash and cash equivalents at the beginning of the period                     248,000                546,000
                                                                       ----------------       ----------------

  Cash and cash equivalents at the end of the period                   $       118,000        $       263,000
                                                                       ================       ================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1999, the results of its operations for the six months ended June 30, 1999 and its cash flows for the six months then ended.

3. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

4. On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. required monthly interest payments at the fixed rate of 7.3% and was scheduled to mature June 1999. The loan to Public Storage, Inc. was paid off in October 1998 from the proceeds from a loan with a commercial bank.

5. During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public Storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.675% as of June 30, 1999). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

        The Partnership also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 1999, the unrealized gain on the interest rate swap, if required to be liquidated was approximately $50,000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998:

         The Partnership's net income for the six months ended June 30, 1999 was $1,050,000 compared to $781,000 for the six months ended June 30, 1998, representing an increase of $269,000 or 34%. The Partnership's net income for the three months ended June 30, 1999 was $582,000 compared to $421,000 for the three months ended June 30, 1998, representing an increase of $161,000 or 38%. These increases are primarily a result of improved operating results at the Partnership's real estate facilities combined with a decrease in interest expense resulting from a lower outstanding debt balances in 1999 compared to 1998 along with a reduction in the interest rate resulting from the October 1998 refinancing of the outstanding debt.

         Rental income for the six months ended June 30, 1999 was $2,413,000 compared to $2,267,000 for the six months ended June 30, 1998 representing an increase of $146,000 or 6%. Rental income for the three months ended June 30, 1999 was $1,239,000 compared to $1,160,000 for the three months ended June 30, 1998, representing an increase of $79,000 or 7%. These increases are primarily attributable to higher rental rates at the Partnership's mini-warehouse
facilities.   The  weighted  average  occupancy  levels  at  the  mini-warehouse facilities were 93% and 94% for the six months ended June 30, 1999 and 1998, respectively. Average annual realized rent for the six months ended June 30, 1999 increased to $10.19 per occupied square foot from $9.53 per occupied square foot for the six months ended June 30, 1998.

         Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 1999 was $723,000 compared to $656,000 for the six months ended June 30, 1998, representing an increase of $67,000 or 10%. This increase is mainly attributable to increases in management fees and advertising and promotion expenses. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 1999 was $347,000 compared to $328,000 for the three months ended June 30, 1998, representing an increase of $19,000 or 6%.

         Interest expense decreased $258,000 to $316,000 in the six months ended June 30, 1999 from $574,000 in the same period in 1998. This decrease is mainly attributable to a lower outstanding principal balances and reduced interest rates on the Partnership's indebtedness. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($1,321,000 for the six months ended June 30, 1999) has been sufficient to meet all current obligations of the Partnership.

         On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc. The loan from Public Storage, Inc. required monthly interest payments at the fixed rate of 7.3% and was schedule to mature June 1999. The loan to Public Storage, Inc. was paid off in October 1998 from the proceeds from a loan with a commercial bank.

         During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public Storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.675% as of June 30, 1999). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         The Partnership also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 1999, the unrealized gain on the interest rate swap, if required to be liquidated was approximately $50,000.

Year 2000 System Issues
-----------------------

         The Partnership utilizes Public Storage, Inc.'s ("PSI") information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of the PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Implementations have been completed on PSI's critical applications that impact the Partnership, such as the general ledger, property operations, and related systems. Contingency plans have been developed for use in case PSI's assessment did not identify all Y2K issues, or if the implementation were subsequently determined to not fully remediate Y2K issues that were identified. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, have been evaluated. PSI expects the implementation of the required solutions to be completed in advance of December 31, 1999. Based upon its evaluation, PSI has no reason to believe that lack of compliance or failure of required solutions would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that PSI has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership is estimated at approximately $40,311. These costs are capitalized. PSI's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI expects to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI has identified all potential Y2K Issues either within the Partnership, at PSI or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

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


                                       DATED: August 12, 1999

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