Form 10-Q
period 1999-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 1999-11-10
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


          California                                                 95-3196921
----------------------------------------                 ----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

           701 Western Ave.
         Glendale, California                                        91201-2349
----------------------------------------                 ----------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
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

                                      INDEX

                                                                        Page
                                                                        ----

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1999
     and December 31, 1998                                                 2

Condensed statements of income for the three
     and nine months ended September 30, 1999 and 1998                     3

Condensed statement of partners' deficit for the
     nine months ended September 30, 1999                                  4

Condensed statements of cash flows for the
     nine months ended September 30, 1999 and 1998                         5

Notes to condensed financial statements                                  6-7

Management's discussion and analysis of
     financial condition and results of operations                      8-11

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                  12

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                     September 30,         December 31,
                                                                        1999                  1998
                                                                    ---------------      ---------------
                                                                     (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                           $      114,000       $       248,000
Rent and other receivables                                                  31,000                36,000

Real estate facilities, at cost:
     Building, land improvements and equipment                           8,555,000             8,440,000
     Land                                                                2,511,000             2,511,000
                                                                    ---------------      ---------------
                                                                        11,066,000            10,951,000

     Less accumulated depreciation                                      (6,423,000)           (5,990,000)
                                                                    ---------------      ---------------
                                                                         4,643,000             4,961,000

Other assets                                                               105,000               104,000
                                                                    ---------------      ---------------
Total assets                                                        $    4,893,000       $     5,349,000
                                                                    ===============      ===============

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------


Accounts payable                                                    $       72,000       $        96,000
Deferred revenue                                                           135,000               127,000
Note payable to commercial bank                                          9,875,000            12,000,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
         authorized, issued and outstanding                             (3,853,000)           (5,104,000)
     General partners' deficit                                          (1,336,000)           (1,770,000)
                                                                    ---------------      ---------------

     Total partners' deficit                                            (5,189,000)           (6,874,000)
                                                                    ---------------      ---------------
Total liabilities and partners' deficit                             $    4,893,000       $     5,349,000
                                                                    ===============      ===============

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                          -----------------------------    -----------------------------
                                                              1999            1998             1999            1998
                                                          -------------   -------------    -------------   -------------
  REVENUES:

  Rental income                                           $  1,296,000    $  1,164,000     $  3,709,000    $  3,431,000
  Other income                                                   1,000           2,000            6,000          17,000
                                                          -------------   -------------    -------------   -------------
                                                             1,297,000       1,166,000        3,715,000       3,448,000
                                                          -------------   -------------    -------------   -------------

  COSTS AND EXPENSES:

  Cost of operations                                           281,000         272,000          859,000         792,000
  Management fees paid to affiliate                             78,000          69,000          223,000         205,000
  Depreciation                                                 146,000         128,000          433,000         364,000
  Administrative                                                14,000          13,000           56,000          48,000
  Interest expense                                             143,000         243,000          459,000         817,000
                                                          -------------   -------------    -------------   -------------
                                                               662,000         725,000        2,030,000       2,226,000
                                                          -------------   -------------    -------------   -------------

  NET INCOME                                              $    635,000    $    441,000     $  1,685,000    $  1,222,000
                                                          =============   =============    =============   =============
  Limited partners' share of net income ($83.40 per
     unit in 1999 and $60.45 per unit in 1998)                                             $  1,668,000    $  1,209,000

  General partners' share of net income                                                          17,000          13,000
                                                                                           -------------   -------------
                                                                                           $  1,685,000    $  1,222,000
                                                                                           =============   =============

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)

                                                                                                        Total
                                                            Limited              General              Partners'
                                                           Partners              Partners              Deficit
                                                       -----------------    -----------------     -----------------
Balance at December 31, 1998                           $     (5,104,000)    $     (1,770,000)     $     (6,874,000)

Net income                                                    1,668,000               17,000             1,685,000

Equity transfer                                                (417,000)             417,000                -
                                                       -----------------    -----------------     -----------------
Balance at September 30, 1999                          $     (3,853,000)    $     (1,336,000)     $     (5,189,000)
                                                       =================    =================     =================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                              -------------------------------------
                                                                                    1999                 1998
                                                                              ----------------     ----------------
  Cash flows from operating activities:

    Net income                                                                $     1,685,000      $     1,222,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 433,000              364,000
         Decrease in rent and other receivables                                         5,000                7,000
         Amortization of prepaid loan fees                                                -                 25,000
         Increase in other assets                                                      (1,000)              (2,000)
         (Decrease) Increase in accounts payable                                      (24,000)             120,000
         Increase in deferred revenue                                                   8,000                5,000
                                                                              ----------------     ----------------
             Total adjustments                                                        421,000              519,000
                                                                              ----------------     ----------------

             Net cash provided by operating activities                              2,106,000            1,741,000
                                                                              ----------------     ----------------
  Cash flows from investing activities:

    Additions to real estate facilities                                              (115,000)            (346,000)
                                                                              ----------------     ----------------
             Net cash used in investing activities                                   (115,000)            (346,000)
                                                                              ----------------     ----------------

  Cash flows from financing activities:

    Principal payments on note payable to commercial bank                          (2,125,000)              -
    Principal payments on mortgage note payable                                        -               (12,242,000)
    Proceeds from note payable to general partner                                      -                11,000,000
    Principal payment on note payable to general partner                               -                  (530,000)
                                                                              ----------------     ----------------

             Net cash used in financing activities                                 (2,125,000)          (1,772,000)
                                                                              ----------------     ----------------

  Net decrease in cash and cash equivalents                                          (134,000)            (377,000)

  Cash and cash equivalents at the beginning of the period                            248,000              546,000
                                                                              ----------------     ----------------
  Cash and cash equivalents at the end of the period                          $       114,000      $       169,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

4. On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. required monthly interest payments at fixed rate of 7.3% and was scheduled to mature June 1999. The loan to Public Storage, Inc. was paid off in October 1998 from proceeds from a loan with a commercial bank.

5. During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public Storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.96% as of September 30, 1999). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

        The Partnership also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of September 30, 1999 the unrealized gain on the interest swap, if required to be liquidated was approximately $150,000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

         The Partnership's net income for the nine months ended September 30, 1999 was $1,685,000 compared to $1,222,000 for the nine months ended September 30, 1998, representing an increase of $463,000 or 38%. The Partnership's net income for the three months ended September 30, 1999 was $635,000 compared to $441,000 for the three months ended September 30, 1998, representing an increase of $194,000 or 44%. These increases are primarily a result of increased property operating results combined with a decrease in interest expense resulting from the October 1998 refinancing of the outstanding debt.

         Rental income for the nine months ended September 30, 1999 was $3,709,000 compared to $3,431,000 for the nine months ended September 30,1998, representing an increase of $278,000 or 8%. Rental income for the three months ended September 30, 1999 was $1,296,000 compared to $1,164,000 for the three months ended September 30, 1998, representing an increase of $132,000 or 11%. These increases are primarily attributable to higher rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 94% for the nine months ended September 30, 1999 and 1998. Average annual realized rent for the nine months ended September 30, 1999 increased to $10.41 per occupied square foot from $9.62 per occupied square foot for the nine months ended September 30,1998.

         Cost of operations (including management fees paid to an affiliate) for the nine months ended September 30, 1999 was $1,082,000 compared to $997,000 for the nine months ended September 30, 1998, representing an increase of $85,000 or 9%. Cost of operations (including management fees paid to an affiliate) for the three months ended September 30, 1999 was $359,000 compared to $341,000 for the three months ended September 30, 1998, representing an increase of $18,000 or 5%. This increase is mainly attributable to increases in professional fees, management fees, and advertising and promotion expenses.

         Interest expense decreased $358,000 to $459,000 for the nine months ended September 30, 1999 from $817,000 for the same period in 1998. This decrease is mainly attributable to lower outstanding principal balances and lower interest rates on the Partnership's indebtedness. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($2,106,000 for the nine months ended September 30, 1999) has been sufficient to meet all current obligations of the Partnership.

         On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc. The loan from Public Storage, Inc. bears interest at the fixed rate of 7.3% and matured June 1999. The loan to Public Storage, Inc. was paid off in October 1998 from the proceeds from a loan with a commercial bank.

         During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public Storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.96% as of September 30, 1999). The loan requires monthly payments of interest and mature October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         The Partnership also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of September 30, 1999, the unrealized gain on the interest rate swap, if required to be liquidated was approximately $150,000.

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

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are Year 2000 compliant. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that PSI has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

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







                                           DATED: November 9, 1999

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