Form 10-K405
period 1999-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 2000-03-28
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                               -------------    -------------

Commission File Number 0-8667
                       ------


                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

               California                                       95-3196921
----------------------------------------                  ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     Incorporation or organization)                       Identification Number)

           701 Western Avenue
          Glendale, California                                     91201
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  BUSINESS
         --------

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

Investment in Facilities
------------------------

         At December 31, 1999, the Partnership owned nine properties. The Partnership purchased its last property in July 1978.

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

     * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE ANNUAL REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 94% in 1998 and 1999. Realized annual rents per square foot increased 7% from $9.71 in 1998 to $10.43 in 1999. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels.

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

     * PROFESSIONAL PROPERTY OPERATION. There are approximately 4,450 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and other owners of properties operated by PSI.

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

         The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by either party.

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

ITEM 2.  PROPERTIES
         ----------

         The following table sets forth information as of December 31, 1999 about properties owned by the Partnership:

                                                 Net               Number          Date of          Completion
       Location          Size of Parcel     Rentable Area         of Spaces        Purchase            Date
-------------------      --------------    ----------------       ---------      -------------     ------------
CALIFORNIA
Corona                     2.82 acres        52,000 sq. ft.          471         June 29, 1978       Dec. 1978
Fremont                    3.00 acres        53,000 sq. ft.          474         Mar. 21, 1978       Nov. 1978
Milpitas                   3.46 acres        55,000 sq. ft           440          May 8, 1978        Nov. 1978
Norco                      1.66 acres        29,000 sq. ft           257         July 19, 1978       Dec. 1978
North Hollywood            2.06 acres        38,000 sq. ft.          343         Mar. 17, 1978       Dec. 1979
Pasadena                   1.84 acres        37,000 sq. ft.          385         Feb. 24, 1978       Aug. 1978
Sun Valley                 2.72 acres        53,000 sq. ft.          477          May 30, 1978       Oct. 1978
Wilmington                 6.32 acres       133,000 sq. ft.        1,088         Apr. 18, 1978       Aug. 1978
Whittier -
  El Monte                 4.06 acres        58,000 sq. ft.          537         Nov. 29, 1977       July 1978


         The weighted average occupancy levels for the mini-warehouse facilities was 94% in both 1999 and 1998.

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
         ------------------------------------------------------------------
         MATTERS
         -------

         The Partnership has no common stock.

         The Units are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes, and (c) because the General Partners (and their affiliates) have purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in certain limited partnership interests, including the prices at which such secondary sales transactions are effectuated.

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1999, there were approximately 634 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

       For the Year Ended
          December 31,                  1999               1998               1997               1996               1995
-----------------------------      ---------------    ---------------    ---------------    ---------------    ---------------
Revenues (2)                       $     4,978,000    $     4,629,000    $     4,337,000    $     4,007,000    $     4,235,000

Depreciation and
  amortization                             579,000            498,000            446,000            402,000            356,000

Interest expense                           601,000          1,077,000          1,252,000          1,358,000          1,520,000

Net income                               2,288,000          1,622,000          1,341,000          1,008,000          1,125,000

Limited partners' share                  2,265,000          1,605,000          1,328,000            998,000          1,114,000

General partners' share                     23,000             17,000             13,000             10,000             11,000

Limited partners' per unit data (1):
  Net income                               $113.25             $80.25             $66.40             $49.90             $55.70

As of December 31,
------------------

Cash and cash equivalents          $       153,000    $       248,000    $       546,000    $        69,000    $        89,000

Total assets                       $     4,873,000    $     5,349,000    $     5,760,000    $     5,503,000    $     5,845,000

Notes payable                      $     9,225,000    $    12,000,000    $    14,093,000    $    15,217,000    $    16,351,000


(1) Per unit data is based on the weighted average number of the limited partnership units (20,000) outstanding during the period.

(2) Revenues for the year ended December 31, 1995 include a gain on sale of marketable securities of an affiliate of $361,000 ($18.05 per Unit).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         The Partnership's net income in 1999 was $2,288,000 compared to $1,622,000 in 1998, representing an increase of $666,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

         During 1999, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $193,000 or 7.0% from $2,757,000 in 1998 to $2,950,000 in 1999. This increase is primarily attributable to an increase in rental revenues at the Partnership's mini-warehouse facilities partially offset by increases in cost of operations and depreciation expense.

         Rental income was $4,969,000 in 1999 compared to $4,610,000 in 1998, representing an increase of $359,000, or 7.8%. This increase was primarily attributable to increased rental rates at the Partnership's real estate facilities. Weighted average occupancy levels at the mini-warehouses was 94% for both 1999 and 1998. The average annual realized rent per square foot at the mini-warehouses was $10.43 in 1999 compared to $9.71 in 1998.

         Other income decreased from $19,000 in 1998 to $9,000 in 1999. This decrease is primarily due to a decrease in invested cash balances.

         Cost of operations (including management fees paid to an affiliate) was $1,440,000 and $1,355,000 in 1999 and 1998, respectively, representing an increase of $85,000, or 6.3%. This increase is mainly attributable to increases in professional fees, management fees, and advertising and promotion expenses.

         Interest  expense  was  $601,000  and  $1,077,000  in  1999  and  1998,
respectively, representing a decrease of $476,000, or 44.2%. The decrease was primarily a result of a lower average outstanding loan balance in 1999 compared to 1998 and lower interest rates on the Partnership's indebtedness. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

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

         Rental income was $4,610,000 in 1998 compared to $4,321,000 in 1997, representing an increase of $289,000, or 6.7%. This increase was primarily attributable to increased rental rates at the Partnership's real estate facilities. Weighted average occupancy levels at the mini-warehouses were 94% and 95% in 1998 and 1997, respectively. The average annual realized rent per square foot at the mini-warehouses was $9.71 in 1998 compared to $9.00 in 1997.

         Other income increased from $16,000 in 1997 to $19,000 in 1998. This increase is primarily due to an increase in invested cash balances.

         Cost of operations (including management fees paid to an affiliate) was $1,355,000 and $1,236,000 in 1998 and 1997, respectively, representing an increase of $119,000, or 9.6%. This increase is mainly attributable to increases in management fees, property tax and advertising and promotion expenses.

         Interest  expense  was  $1,077,000  and  $1,252,000  in 1998 and  1997,
respectively, representing a decrease of $175,000, or 14.0%. The decrease was primarily a result of a lower average outstanding loan balance in 1998 compared to 1997 and lower interest rates on the Partnership's indebtedness. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flow from operating activities of $2,851,000 in 1999 has been sufficient to meet all current obligations of the Partnership. During 2000, the Partnership anticipates approximately $190,000 of capital improvements compared to $171,000 in 1999 and $439,000 in 1998.

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

         On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc. The loan from Public Storage, Inc. provided for interest at the fixed rate of 7.3% and matured June 1999. The loan called for monthly payments of interest only. Principal was payable at anytime without penalty.

         During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public Storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (7.05% as of December 31, 1999). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's existing indebtedness.

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

YEAR 2000 SYSTEM ISSUES
-----------------------

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date to the Year 2000 has occurred and no Year 2000 Issues have been identified, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnership's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis or entering into interest swap transactions. As of December 31, 1999 the Partnership had $9,225,000 of outstanding debt maturing on October, 2002. Also, the Partnership has an interest rate swap in the notional amount of $7,500,000 through October, 2001. As of December 31, 1999, the unrealized gain on the interest rate swap, which would be deferred if liquidated prior to maturity, was approximately $85,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
         ---------------------------------------------------

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

        Name                                  Positions with PSI
-----------------------       -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
Marvin M. Lotz                Senior Vice President and Director
B. Wayne Hughes, Jr.          Vice President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Carl B. Phelps                Senior Vice President
Obren B. Gerich               Senior Vice President
David Goldberg                Senior Vice President and General Counsel
A. Timothy Scott              Senior Vice President and Tax Counsel
David P. Singelyn             Vice President and Treasurer
Sarah Hass                    Vice President and Secretary
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 66, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 63, has been employed by PSI for 22 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 57, became a director of PSI in May 1999. He has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 40, became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 39, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 61, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 61, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 50, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 48, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 38, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 44, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 60, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 64, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company, topjobs.net plc and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 66, became a director of PSI in November 1991. [From January 1999 until June 1999, Mr. Baker was President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc.] Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 52, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 51, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 47, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1993, Mr Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc.. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         (a) At March 10, 2000, the following persons beneficially owned more than 5% of the Units:

          Title                           Name and Address                                                 Percent
        of Class                         of Beneficial Owner                 Beneficial Ownership          of Class
--------------------       ------------------------------------------        --------------------          --------
Units of Limited           Public Storage, Inc.                                5,735 Units (1)               28.7%
Partnership Interest       701 Western Ave.
                           Glendale, California 91201

Units of Limited           B. Wayne Hughes,                                    6,333 Units (2)               31.7%
Partnership Interest       Tamara Hughes Gustavson, PS Orangeco, Inc.
                           701 Western Ave.
                           Glendale, California 91201


(1) Includes (i) 5,630 Units owned by PSI as to which PSI has sole voting and dispositive power, (ii) 25 Units which PSI has an option to acquire from a corporation wholly-owned by Hughes and (iii) 80 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes (i) 6,025 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power; PSI has an option to acquire 25 of these Units, (ii) 80 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 80 Units, and (iii) 228 Units owned by PS Orangeco, Inc., a corporation whose common stock (representing 5% of the equity) is owned by Hughes and members of his family and whose non-voting preferred stock (representing 95% of the equity) is owned by PSI, and as to which Units PS Orangeco, Inc. and Hughes share voting and dispositive power.

         (b)      The Partnership has no officers and directors.

         The General Partners (or their predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participates in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 6,271 Units, representing 31.4% of the Units (including the 6,025 Units owned by Hughes and the 228 Units owned by PS Orangeco, Inc. as to which Hughes shares voting and dispositive power as set forth above).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. During 1999, there were no incentive distributions paid by the Partnership.

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 1999, the Partnership paid fees of $298,000 to PSI pursuant to the Management Agreement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

         (a)  List of Documents filed as part of the Report.

              1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

              2.   Financial  Statement   Schedules.   See  Index  to  Financial
                   Statements and Financial Statement Schedule.

              3.   Exhibits: See Exhibit Index contained below.

         (b)  Reports on Form 8-K:  No  reports  on Form 8-K were  filed  during
              1999.

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

10.2 Loan documents dated January 27, 1998 between the Partnership and Public Storage, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

10.3 Credit Agreement dated October 23, 1998 between Public Storage Properties, Ltd. and First Union Bank. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.4 Interest Rate Swap Confirmation dated October 26, 1998 by and between Public Storage Properties, Ltd. and first Union National Bank expires on October 23, 2001. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.5 Interest Rate Swap Confirmation dated October 27, 1998 by and between Public Storage Properties, Ltd. and first Union National Bank expires on October 23, 2000. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

27       Financial Data Schedule. Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PUBLIC STORAGE PROPERTIES, LTD.
                               a California Limited Partnership
Dated:  March 28, 2000         By:  Public Storage, Inc., General Partner

                                      By: /s/ B. Wayne Hughes
                                          -------------------
                                          B. Wayne Hughes, Chairman of the Board

                               By: /s/ B. Wayne Hughes
                                   -------------------
                                    B. Wayne Hughes, General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

        Signature                                   Capacity                               Date
--------------------------          ------------------------------------------        --------------
/s/ B. Wayne Hughes                 Chairman of the Board and Chief Executive         March 28, 2000
--------------------------          Officer of Public Storage, Inc. (principal
B. Wayne Hughes                     executive officer)

/s/ Harvey Lenkin                   President and Director                            March 28, 2000
--------------------------          of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                  Senior Vice President and Director                March 28, 2000
--------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.            Vice President and Director                       March 28, 2000
--------------------------          of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                      Senior Vice President and Chief Financial         March 28, 2000
--------------------------          Officer of Public Storage, Inc. (principal
John Reyes                          financial officer and principal accounting
                                    officer)


/s/ Robert Abernethy                Director of Public Storage, Inc.                  March 28, 2000
--------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                Director of Public Storage, Inc.                  March 28, 2000
--------------------------
Dann V. Angeloff
                                    Director of Public Storage, Inc.                  March 28, 2000
--------------------------
William C. Baker
                                    Director of Public Storage, Inc.                  March 28, 2000
--------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                  Director of Public Storage, Inc.                  March 28, 2000
--------------------------
Uri P. Harkham

/s/ Daniel Staton                   Director of Public Storage, Inc.                  March 28, 2000
--------------------------
Daniel C. Staton

                                       16

                         PUBLIC STORAGE PROPERTIES, LTD.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))

                                                                        Page
                                                                  References
                                                                  ----------

Report of Independent Auditors                                           F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 1999 and 1998                          F-2

For the years ended December 31, 1999, 1998 and 1997:

     Statements of Income                                                F-3

     Statements of Partners' Deficit                                     F-4

     Statements of Cash Flows                                            F-5

Notes to Financial Statements                                     F-6 - F-10


Schedule:

     III - Real Estate and Accumulated Depreciation              F-11 - F-12

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
Public Storage Properties, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties, Ltd. as of December 31, 1999 and 1998, and the related statements of income, partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP




February 14, 2000
Los Angeles, California

                         PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                 1999                   1998
                                                                            ----------------       ----------------

                                     ASSETS


Cash and cash equivalents                                                   $       153,000        $       248,000
Rent and other receivables                                                           73,000                 36,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                    8,611,000              8,440,000
     Land                                                                         2,511,000              2,511,000
                                                                            ----------------       ----------------
                                                                                 11,122,000             10,951,000

     Less accumulated depreciation                                               (6,569,000)            (5,990,000)
                                                                            ----------------       ----------------
                                                                                  4,553,000              4,961,000

Other assets                                                                         94,000                104,000
                                                                            ----------------       ----------------
Total assets                                                                $     4,873,000        $     5,349,000
                                                                            ================       ================

                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                                                            $        78,000        $        96,000
Deferred revenue                                                                    156,000                127,000
Note payable to commercial bank                                                   9,225,000             12,000,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        (3,405,000)            (5,104,000)
     General partners' deficit                                                   (1,181,000)            (1,770,000)
                                                                            ----------------       ----------------

     Total partners' deficit                                                     (4,586,000)            (6,874,000)
                                                                            ----------------       ----------------
Total liabilities and partners' deficit                                     $     4,873,000        $     5,349,000
                                                                            ================       ================

                            See accompanying notes.
                                      F-2

                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1999


                                                             1999                   1998                   1997
                                                       ------------------     ------------------     ------------------
REVENUES:

Rental income                                          $       4,969,000      $       4,610,000      $       4,321,000
Other income                                                       9,000                 19,000                 16,000
                                                       ------------------     ------------------     ------------------

                                                               4,978,000              4,629,000              4,337,000
                                                       ------------------     ------------------     ------------------

COSTS AND EXPENSES:

Cost of operations                                             1,142,000              1,078,000                977,000
Management fees paid to affiliate                                298,000                277,000                259,000
Depreciation                                                     579,000                498,000                446,000
Administrative                                                    70,000                 77,000                 62,000
Interest expense                                                 601,000              1,077,000              1,252,000
                                                       ------------------     ------------------     ------------------
                                                               2,690,000              3,007,000              2,996,000
                                                       ------------------     ------------------     ------------------

NET INCOME                                             $       2,288,000      $       1,622,000      $       1,341,000
                                                       ==================     ==================     ==================

Limited partners' share of net income ($113.25 per
     unit in 1999, $80.25 per  unit in 1998 and
     $66.40 per unit in 1997)                          $       2,265,000      $       1,605,000      $       1,328,000

General partners' share of net income                             23,000                 17,000                 13,000
                                                       ------------------     ------------------     ------------------
                                                       $       2,288,000      $       1,622,000      $       1,341,000
                                                       ==================     ==================     ==================

                            See accompanying notes.
                                       F-3

                         PUBLIC STORAGE PROPERTIES, LTD.
                         STATEMENTS OF PARTNERS' DEFICIT
                       For each of the three years in the
                         period ended December 31, 1999


                                                                                              Total Partners'
                                                   Limited Partners     General Partners          Deficit
                                                   -----------------    -----------------    -----------------

Balance at December 31, 1997                       $     (6,308,000)    $     (2,188,000)    $     (8,496,000)

Net income                                                1,605,000               17,000            1,622,000

Equity transfer                                            (401,000)             401,000                    -
                                                   -----------------    -----------------    -----------------


Balance at December 31, 1998                       $     (5,104,000)   $      (1,770,000)    $     (6,874,000)

Net income                                                2,265,000               23,000            2,288,000

Equity transfer                                            (566,000)             566,000                    -
                                                   -----------------    -----------------    -----------------

Balance at December 31, 1999                       $     (3,405,000)    $     (1,181,000)    $     (4,586,000)
                                                   =================    =================    =================

                            See accompanying notes.
                                      F-4

                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1999

                                                                           1999              1998              1997
                                                                      ---------------   ---------------   ---------------
Cash flows from operating activities:

     Net income                                                       $    2,288,000    $    1,622,000    $    1,341,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                            579,000           498,000           446,000
     (Increase) decrease in rent and other receivables                       (37,000)           10,000             2,000
     Amortization of prepaid loan fees                                        17,000           110,000            33,000
     (Increase) decrease in other assets                                      (7,000)          (66,000)           19,000
     (Decrease) increase in accounts payable                                 (18,000)           64,000            27,000
     Increase (decrease) in deferred revenue                                  29,000            (4,000)           13,000
                                                                      ---------------   ---------------   ---------------
         Total adjustments                                                   563,000           612,000           540,000
                                                                      ---------------   ---------------   ---------------
         Net cash provided by operating activities                         2,851,000         2,234,000         1,881,000
                                                                      ---------------   ---------------   ---------------
Cash flows from investing activities:

     Additions to real estate facilities                                    (171,000)         (439,000)         (280,000)
                                                                      ---------------   ---------------   ---------------
         Net cash used in investing activities                              (171,000)         (439,000)         (280,000)
                                                                      ---------------   ---------------   ---------------
Cash flows from financing activities:

    Proceeds from note payable to affiliate                                        -        11,000,000            -
    Principal payments on note payable to affiliate                                -       (11,300,000)         (600,000)
    Proceeds from note payable to commercial bank                                  -        12,400,000            -
    Principal payments on note payable to commercial bank                 (2,775,000)         (400,000)           -
    Principal payments on mortgage note payable                                    -       (13,793,000)         (524,000)
                                                                      ---------------   ---------------   ---------------
         Net cash used in financing activities                            (2,775,000)       (2,093,000)       (1,124,000)
                                                                      ---------------   ---------------   ---------------
Net (decrease) increase in cash and cash equivalents                         (95,000)         (298,000)          477,000

Cash and cash equivalents at the beginning of the year                       248,000           546,000            69,000
                                                                      ---------------   ---------------   ---------------
Cash and cash equivalents at the end of the year                      $      153,000    $      248,000    $      546,000
                                                                      ===============   ===============   ===============

                            See accompanying notes.
                                      F-5

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Mini-Warehouse Facilities:
         --------------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1999 and 1998 to develop mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

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

         Revenue Recognition:
         --------------------

                  Property rents are recognized as earned.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)

         Other Assets:
         -------------

                  Included in other  assets are  deferred  financing  costs.  In
         1993, the Partnership incurred deferred financing costs of approximately $246,000 in connection with the modification of its mortgage note payable (Note 7). In October 1998 the mortgage note payable was paid in full. The remaining balance of the financing costs associated with this loan were fully amortized in 1998.

                  In 1998, the Partnership incurred financing costs of $71,000 in connection with the note payable from a commercial bank. These costs are being amortized over the life of the loan. As of December 31, 1999 other assets includes $49,000 relating to these financing costs (net of amortization to date of $22,000).

         Use of Estimates:
         -----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

         Segment Reporting:
         ------------------

                  Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership disclosures.

         Derivatives:
         ------------

                  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.

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

5.       RELATED PARTY TRANSACTIONS

                  The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' gross revenue (as defined).

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

                  Unaudited taxable net income was $2,513,000, $1,763,000 and $1,553,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from difference in depreciation methods.

7.       NOTES PAYABLE

              Note payable at December 31, 1999 and 1998 consist of the following:

                                                       1999           1998
                                                   -----------    ------------
Unsecured  note  payable to a  commercial
bank  bearing interest at the London Interbank
Offering Rate  ("LIBOR)  plus 0.55% (7.05% at
December 31, 1999).  The loan requires monthly
payments of interest and matures October 2002.       9,225,000      12,000,000
                                                   -----------    ------------
                                                   $ 9,225,000    $ 12,000,000
                                                   ===========    ============

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

                  In January 1996 the Partnership obtained a $1,500,000 loan from PSI to repay and terminate an unsecured note payable to a commercial financial bank. Interest on the PSI loan was charged at the prime rate plus 1%, payable monthly, in addition to monthly principal payments of $50,000. In March 1998, the Partnership paid the remaining balance of the loan.

                  On June 1, 1998, the Partnership paid down its mortgage note with a third party lender by $11,641,000. The payment was made from cash reserves and an $11,000,000 loan from Public Storage, Inc. The loan from Public Storage, Inc. provided for interest at the fixed rate of 7.3% and matured June 1999. The loan called for monthly payments of interest only. Principal was payable at anytime without penalty.

                  During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public Storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (7.05% as of December 31, 1999). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's existing indebtedness.

              The Partnership also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. At December 31, 1999, the unrealized gain of the interest rate swaps, which would be deferred if liquidated prior to maturity, was approximately $85,000.

                  The estimated fair value of the Partnership's note payable as of December 31, 1999 are their current outstanding balances. This value is based on notes currently available with similar terms and remaining maturities.

              Interest paid during 1999,  1998 and 1997 was  $647,000,  $933,000 and $1,219,000, respectively.

8.       YEAR 2000 SYSTEM ISSUES

                  The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date to the Year 2000 has occurred and no Year 2000 Issues have been identified, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation


                                                         Initial Cost
                                                 ----------------------------
                                                                                     Costs
                                                                  Building,       Subsequent to
                                                                  Land Imp &      construction
         Description             Encumbrances        Land         Equipment      (Imrpovements)
------------------------       ---------------   -------------  -------------    ---------------
Pasadena                       $         -       $    327,000   $    515,000     $    231,000
Whittier - El Monte                      -            166,000        763,000          252,000
Fremont                                  -            112,000        741,000          314,000
Milpitas                                 -            198,000        649,000          190,000
Wilmington                               -            815,000      1,336,000          497,000
Sun Valley                               -            329,000        611,000          261,000
Corona                                   -            155,000        757,000          199,000
Norco                                    -             95,000        456,000           91,000
North Hollywood                          -            314,000        553,000          195,000
                               ---------------   -------------  -------------    ---------------
                               $         -       $  2,511,000   $  6,381,000     $  2,230,000
                               ===============   =============  =============    ===============

                                          Gross Carrying Amount
                                          at December 31, 1999
                                ------------------------------------------
                                                 Building,
                                                Land Imp &                  Accumulated        Date
         Description                Land        Equipment        Total      Depreciation      Completed
------------------------        ------------  -------------  -------------  -------------     ---------
Pasadena                        $   327,000   $    746,000    $ 1,073,000   $    580,000        08/78
Whittier - El Monte                 166,000      1,015,000      1,181,000        747,000        07/78
Fremont                             112,000      1,055,000      1,167,000        818,000        11/78
Milpitas                            198,000        839,000      1,037,000        622,000        11/78
Wilmington                          815,000      1,833,000      2,648,000      1,412,000        08/78
Sun Valley                          329,000        872,000      1,201,000        723,000        10/78
Corona                              155,000        956,000      1,111,000        720,000        12/78
Norco                                95,000        547,000        642,000        420,000        12/78
North Hollywood                     314,000        748,000      1,062,000        527,000        12/79
                                ------------  -------------  -------------  -------------
                                $ 2,511,000   $  8,611,000    $11,122,000   $  6,569,000
                                ============  =============  =============  =============

                                      F-11

                         Public Storage Properties, Ltd.

                           Real Estate Reconciliation

                            Schedule III (continued)


(a) The following is a reconciliation of costs and related accumulated depreciation:

                                      COST

                                                           1999             1998             1997
                                                      -------------    -------------    -------------
Balance at the beginning of the period                $  10,951,000    $  10,512,000    $  10,232,000

Additions during the period

    Improvements                                            171,000          439,000          280,000

Deductions during the period                                      -                -                -
                                                      -------------    -------------    -------------
Balance at the close of the period                    $  11,122,000    $  10,951,000    $  10,512,000
                                                      =============    =============    =============

                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                           1999             1998             1997
                                                      -------------    -------------    -------------
Balance at the beginning of the period                 $  5,990,000     $  5,492,000    $   5,046,000

Additions during the period

    Depreciation                                            579,000          498,000          446,000
                                                      -------------    -------------    -------------
Balance at the close of the period                     $  6,569,000     $  5,990,000     $  5,492,000
                                                      =============    =============    =============

(b) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $2,991,000 (unaudited).