Form 10-Q
period 2000-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 2000-05-12
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


               California                                             95-3196921
----------------------------------------                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

           701 Western Ave.
         Glendale, California                                         91201-2349
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
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

                                   Yes   No X
                                      ---   ---

                                      INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 2000
     and December 31, 1999                                                     2

Condensed statements of income for the three
     months ended March 31, 2000 and 1999                                      3

Condensed statement of partners' deficit for the
     three months ended March 31, 2000                                         4

Condensed statements of cash flows for the
     three months ended March 31, 2000 and 1999                                5

Notes to condensed financial statements                                        6

Management's discussion and analysis of
     financial condition and results of operations                           7-8

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                       9

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                March 31,          December 31,
                                                                                 2000                  1999
                                                                            ---------------      ---------------
                                                                             (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $      301,000       $       153,000
Rent and other receivables                                                          26,000                73,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   8,613,000             8,611,000
     Land                                                                        2,479,000             2,511,000
                                                                            ---------------      ---------------
                                                                                11,092,000            11,122,000

     Less accumulated depreciation                                              (6,708,000)           (6,569,000)
                                                                            ---------------      ---------------
                                                                                 4,384,000             4,553,000

Other assets                                                                        90,000                94,000
                                                                            ---------------      ---------------
Total assets                                                                $    4,801,000       $     4,873,000
                                                                            ===============      ===============

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------


Accounts payable                                                            $      100,000       $        78,000
Deferred revenue                                                                   156,000               156,000
Note payable to commercial bank                                                  8,425,000             9,225,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
       authorized, issued and outstanding                                       (2,881,000)           (3,405,000)
     General partners' deficit                                                    (999,000)           (1,181,000)
                                                                            ---------------      ---------------
     Total partners' deficit                                                    (3,880,000)           (4,586,000)
                                                                            ---------------      ---------------
Total liabilities and partners' deficit                                     $    4,801,000       $     4,873,000
                                                                            ===============      ===============

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                      -----------------------------------
                                                                            2000                1999
                                                                      ---------------     ---------------
  REVENUES:

  Rental income                                                       $    1,287,000      $    1,174,000
  Gain on sale of land                                                        66,000                   -
  Other income                                                                 2,000               2,000
                                                                      ---------------     ---------------
                                                                           1,355,000           1,176,000
                                                                      ---------------     ---------------
  COSTS AND EXPENSES:

  Cost of operations                                                         287,000             306,000
  Management fees paid to affiliate                                           77,000              70,000
  Depreciation                                                               139,000             142,000
  Administrative                                                              29,000              25,000
  Interest expense                                                           117,000             165,000
                                                                      ---------------     ---------------
                                                                             649,000             708,000
                                                                      ---------------     ---------------
  NET INCOME                                                          $      706,000      $      468,000
                                                                      ===============     ===============

  Limited partners' share of net income ($34.95 per unit
    in 2000 and $23.15 per unit in 1999)                              $      699,000      $      463,000

  General partners' share of net income                                        7,000               5,000
                                                                      ---------------     ---------------
                                                                      $      706,000      $      468,000
                                                                      ===============     ===============

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                                       Total
                                                           Limited              General              Partners'
                                                          Partners              Partners              Deficit
                                                       -----------------    -----------------    -----------------
Balance at December 31, 1999                           $     (3,405,000)    $     (1,181,000)    $     (4,586,000)

Net income                                                      699,000                7,000              706,000

Equity transfer                                                (175,000)             175,000                    -
                                                       -----------------    -----------------    -----------------
Balance at March 31, 2000                              $     (2,881,000)    $       (999,000)    $     (3,880,000)
                                                       =================    =================    =================

                            See accompanying notes.
                                        4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                     2000                 1999
                                                                              ----------------     ----------------
  Cash flows from operating activities:

    Net income                                                                $       706,000      $       468,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 139,000              142,000
         Gain on sale of land                                                         (66,000)                   -
         Decrease in rent and other receivables                                        47,000                7,000
         Decrease in other assets                                                       4,000                4,000
         Increase in accounts payable                                                  22,000               83,000
         Increase in deferred revenue                                                       -                1,000
                                                                              ----------------     ----------------
             Total adjustments                                                        146,000              237,000
                                                                              ----------------     ----------------
             Net cash provided by operating activities                                852,000              705,000
                                                                              ----------------     ----------------

  Cash flows from investing activities:

    Proceeds from sale of land                                                         98,000                    -
    Additions to real estate facilities                                                (2,000)             (64,000)
                                                                              ----------------     ----------------
             Net cash provided by (used in) investing activities                       96,000              (64,000)
                                                                              ----------------     ----------------

  Cash flows from financing activities:

    Principal payments on note payable to commercial bank                            (800,000)            (775,000)
                                                                              ----------------     ----------------
             Net cash used in financing activities                                   (800,000)            (775,000)
                                                                              ----------------     ----------------
  Net increase (decrease) in cash and cash equivalents                                148,000             (134,000)

  Cash and cash equivalents at the beginning of the period                            153,000              248,000
                                                                              ----------------     ----------------
  Cash and cash equivalents at the end of the period                          $       301,000      $       114,000
                                                                              ================     ================

                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1999.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2000, the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

4. During October 1998, we borrowed $12,400,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (6.68% as of March 31, 2000). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. We also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 2000 the unrealized gain on the interest swap, if required to be liquidated was approximately $85,000.

5. We sold during March 2000 excess land adjacent to one of our operating properties for $98,000. This resulted in a gain of $66,000 being realized in the first quarter of 2000.

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

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

         Our net income for the three months ended March 31, 2000 was $706,000 compared to $468,000 for the three months ended March 31, 1999, representing an increase of $238,000 or 51%. These increases are primarily a result of the sale of excess land which resulted in a gain of $66,000 and increased property operating results combined with a decrease in interest expense.

         Rental income for the three months ended March 31, 2000 was $1,287,000 compared to $1,174,000 for the three months ended March 31, 1999, representing an increase of $113,000 or 10%. These increases are primarily attributable to higher rental rates and higher occupancy levels at our mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 95% and 93% for the three months ended March 31, 2000 and 1999, respectively. Annual realized rent for the three months ended March 31, 2000 increased to $10.64 per occupied square foot from $9.94 per occupied square foot for the three months ended March 31,1999.

         Cost of operations (including management fees paid to an affiliate) for the three months ended March 31, 2000 was $364,000 compared to $376,000 for the three months ended March 31, 1999, representing a decrease of $12,000 or 3%. This decrease is mainly attributable to decreases in professional fees.

         Interest expense decreased $48,000 to $117,000 for the three months ended March 31, 2000 from $165,000 for the same period in 1999. This decrease is mainly attributable to lower outstanding principal balances. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($852,000 for the three months ended March 31, 2000) has been sufficient to meet all current obligations of the Partnership.

         During October 1998, we borrowed $12,400,000 from a commercial bank to payoff other loans. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (6.68% as of March 31, 2000). The loan requires monthly payments of interest and mature October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 2000, the unrealized gain on the interest rate swap, if required to be liquidated was approximately $85,000.

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




                                                 DATED: May 12, 2000

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