Form 10-Q
period 2000-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 2000-08-11
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


               California                                             95-3196921
--------------------------------------                    ----------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

           701 Western Ave.
         Glendale, California                                         91201-2349
--------------------------------------                    ----------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
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

                                      INDEX

                                                                        Page
                                                                        ----

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2000
     and December 31, 1999                                                 2

Condensed statements of income for the three and
     six months ended June 30, 2000 and 1999                               3

Condensed statement of partners' deficit for the
     six months ended June 30, 2000                                        4

Condensed statements of cash flows for the
     six months ended June 30, 2000 and 1999                               5

Notes to condensed financial statements                                    6

Management's discussion and analysis of
     financial condition and results of operations                       7-8

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                   9

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               June 30,           December 31,
                                                                                 2000                 1999
                                                                            ---------------     ---------------
                                                                              (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $      161,000       $     153,000
Rent and other receivables                                                          96,000              73,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   8,647,000           8,611,000
     Land                                                                        2,475,000           2,511,000
                                                                            ---------------     ---------------
                                                                                11,122,000          11,122,000

     Less accumulated depreciation                                              (6,840,000)         (6,569,000)
                                                                            ---------------     ---------------
                                                                                 4,282,000           4,553,000

Other assets                                                                        87,000              94,000
                                                                            ---------------     ---------------

Total assets                                                                $    4,626,000       $   4,873,000
                                                                            ===============     ===============

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------


Accounts payable                                                            $       32,000       $      78,000
Deferred revenue                                                                   156,000             156,000
Note payable to commercial bank                                                  7,525,000           9,225,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
       authorized, issued and outstanding                                       (2,292,000)         (3,405,000)
     General partners' deficit                                                    (795,000)         (1,181,000)
                                                                            ---------------     ---------------

     Total partners' deficit                                                    (3,087,000)         (4,586,000)
                                                                            ---------------     ---------------

Total liabilities and partners' deficit                                     $    4,626,000       $   4,873,000
                                                                            ===============     ===============

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                  -------------     -------------     -------------     -------------
                                                      2000              1999              2000              1999
                                                  -------------     -------------     -------------     -------------
  REVENUES:

  Rental income                                   $  1,347,000      $  1,239,000      $  2,634,000      $  2,413,000
  Gain on sale of land                                  69,000                 -           135,000                 -
  Other income                                           3,000             3,000             5,000             5,000
                                                  -------------     -------------     -------------     -------------

                                                     1,419,000         1,242,000         2,774,000         2,418,000
                                                  -------------     -------------     -------------     -------------
  COSTS AND EXPENSES:

  Cost of operations                                   284,000           272,000           571,000           578,000
  Management fees paid to affiliate                     81,000            75,000           158,000           145,000
  Depreciation                                         132,000           145,000           271,000           287,000
  Administrative                                        26,000            17,000            55,000            42,000
  Interest expense                                     103,000           151,000           220,000           316,000
                                                  -------------     -------------     -------------     -------------

                                                       626,000           660,000         1,275,000         1,368,000
                                                  -------------     -------------     -------------     -------------

  NET INCOME                                      $    793,000      $    582,000      $  1,499,000      $  1,050,000
                                                  =============     =============     =============     =============

  Limited partners' share of net income
     ($74.20 per unit in 2000 and $52.00 per
     unit in 1999)                                                                    $  1,484,000      $  1,040,000

  General partners' share of net income                                                     15,000            10,000
                                                                                      -------------     -------------
                                                                                      $  1,499,000      $  1,050,000
                                                                                      =============     =============

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                                       Total
                                                           Limited              General              Partners'
                                                          Partners              Partners              Deficit
                                                       -----------------    -----------------    -----------------
Balance at December 31, 1999                           $     (3,405,000)    $     (1,181,000)    $     (4,586,000)

Net income                                                    1,484,000               15,000            1,499,000

Equity transfer                                                (371,000)             371,000                    -
                                                       -----------------    -----------------    -----------------

Balance at June 30, 2000                               $     (2,292,000)    $       (795,000)    $     (3,087,000)
                                                       =================    =================    =================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                              -------------------------------------
                                                                                   2000                 1999
                                                                              ----------------     ----------------
  Cash flows from operating activities:
    Net income                                                                $     1,499,000      $     1,050,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 271,000              287,000
         Gain on sale of land                                                        (135,000)                   -
         (Increase) decrease in rent and other receivables                            (23,000)               3,000
         Decrease in other assets                                                       7,000                7,000
         Decrease in accounts payable                                                 (46,000)             (41,000)
         Increase in deferred revenue                                                       -               15,000
                                                                              ----------------     ----------------

             Total adjustments                                                         74,000              271,000
                                                                              ----------------     ----------------

             Net cash provided by operating activities                              1,573,000            1,321,000
                                                                              ----------------     ----------------

  Cash flows from investing activities:
    Proceeds from sale of land                                                        171,000                    -
    Additions to real estate facilities                                               (36,000)             (76,000)
                                                                              ----------------     ----------------

             Net cash provided by (used in) investing activities                      135,000              (76,000)
                                                                              ----------------     ----------------

  Cash flows from financing activities:
    Principal payments on note payable to commercial bank                          (1,700,000)          (1,375,000)
                                                                              ----------------     ----------------

             Net cash used in financing activities                                 (1,700,000)          (1,375,000)
                                                                              ----------------     ----------------

  Net increase (decrease) in cash and cash equivalents                                  8,000             (130,000)

  Cash and cash equivalents at the beginning of the period                            153,000              248,000
                                                                              ----------------     ----------------

  Cash and cash equivalents at the end of the period                          $       161,000      $       118,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2000, the results of its operations for the six months ended June 30, 2000 and 1999 and its cash flows for the six months then ended.

3. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

4. During October 1998, we borrowed $12,400,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (7.18% as of June 30, 2000). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. We also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 2000 the unrealized gain on the interest swap, if required to be liquidated was approximately $85,000.

5. We sold during March 2000 excess land adjacent to one of our operating properties for $98,000. This resulted in a gain of $66,000 being realized in the first quarter of 2000. We sold during June 2000, excess land adjacent to one of our operating properties for $73,000. This resulted in a gain $69,000 being realized in the second quarter of 2000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999:

         Our net income for the six months ended June 30, 2000 was $1,499,000 compared to $1,050,000 for the six months ended June 30, 1999, representing an increase of $449,000 or 43%. Our net income for the three months ended June 30, 2000 was $793,000 compared to $582,000 for the three months ended June 30, 1999, representing an increase of $211,000 or 36%. These increases are primarily a result of the sale of excess land which resulted in a gain of $135,000 and increased property operating results combined with a decrease in interest expense.

         Rental income for the six months ended June 30, 2000 was $2,634,000 compared to $2,413,000 for the six months ended June 30, 1999, representing an increase of $221,000 or 9%. Rental income for the three months ended June 30, 2000 was $1,347,000 compared to $1,239,000 for the three months ended June 30, 1999, representing an increase of $108,000 or 9%. These increases are primarily attributable to higher rental rates and higher occupancy levels at our mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 96% and 93% for the six months ended June 30, 2000 and 1999, respectively. Annual realized rent for the six months ended June 30, 2000 increased to $10.85 per occupied square foot from $10.19 per occupied square foot for the six months ended June 30, 1999.

         Cost of operations (including management fees paid to an affiliate) for the six months ended June 30, 2000 was $729,000 compared to $723,000 for the six months ended June 30, 1999, representing an increase of $6,000 or 1%. Cost of operations (including management fees paid to an affiliate) for the three months ended June 30, 2000 was $365,000 compared to $347,000 for the three months ended June 30, 1999, representing a increase of $18,000 or 5%.

         Interest expense decreased $96,000 to $220,000 for the six months ended June 30, 2000 from $316,000 for the same period in 1999. This decrease is mainly attributable to lower outstanding principal balances. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($1,573,000 for the six months ended June 30, 2000) has been sufficient to meet all current obligations of the Partnership.

         During October 1998, we borrowed $12,400,000 from a commercial bank to payoff other loans. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (7.18% as of June 30, 2000). The loan requires monthly payments of interest and mature October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 2000, the unrealized gain on the interest rate swap, if required to be liquidated was approximately $85,000.

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







                                        DATED:  August 11, 2000

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