Form 10-Q
period 2000-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 2000-11-14
CIK 202953

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2000

                                                        or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 0-8667

                                          PUBLIC STORAGE PROPERTIES, LTD.
                              (Exact name of registrant as specified in its charter)

               California                                                                                95-3196921
(State or other jurisdiction of                                                                    (I.R.S. Employer
incorporation or organization)                                                               Identification Number)

          701 Western Ave.
         Glendale, California                                                                            91201-2349
(Address of principal executive offices)                                                                 (Zip Code)

Registrant's telephone number, including area code:                                                  (818) 244-8080

Indicate by check mark  whether  the  registrant  (1) has filed all  reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant  was required to file such  reports) and (2) has been subject to such filing  requirements  for the past
90 days.

                                                     Yes X No

                                                       INDEX

                                                                                                               Page

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 2000
     and December 31, 1999                                                                                        2

Condensed statements of income for the three and
     nine months ended September 30, 2000 and 1999                                                                3

Condensed statement of partners' deficit for the
     nine months ended September 30, 2000                                                                         4

Condensed statements of cash flows for the
     nine months ended September 30, 2000 and 1999                                                                5

Notes to condensed financial statements                                                                         6-7

Management's discussion and analysis of
     financial condition and results of operations                                                              8-9

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                                                         10

                                          PUBLIC STORAGE PROPERTIES, LTD.
                                             CONDENSED BALANCE SHEETS

                                                                             September 30,         December 31,
                                                                                 2000                 1999
                                                                            ---------------      ----------------
                                                                             (Unaudited)

                                                     ASSETS
                                                     ------

Cash and cash equivalents                                                   $      159,000       $       153,000
Rent and other receivables                                                          37,000                73,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   8,784,000             8,611,000
     Land                                                                        2,475,000             2,511,000
                                                                            ---------------      ----------------
                                                                                11,259,000            11,122,000

     Less accumulated depreciation                                              (6,970,000)           (6,569,000)
                                                                            ---------------      ----------------
                                                                                 4,289,000             4,553,000

Other assets                                                                        84,000                94,000
                                                                            ---------------      ----------------

Total assets                                                                $    4,569,000       $     4,873,000
                                                                            ===============      ================

                                        LIABILITIES AND PARTNERS' DEFICIT
                                        ---------------------------------

Accounts payable                                                            $       79,000       $        78,000
Deferred revenue                                                                   147,000               156,000
Note payable to commercial bank                                                  6,675,000             9,225,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
       authorized, issued and outstanding                                       (1,732,000)           (3,405,000)
     General partners' deficit                                                    (600,000)           (1,181,000)
                                                                            ---------------      ----------------

     Total partners' deficit                                                    (2,332,000)           (4,586,000)
                                                                            ---------------      ----------------

Total liabilities and partners' deficit                                     $    4,569,000       $     4,873,000
                                                                            ===============      ================

                                              See accompanying notes.
                                                        2

                                          PUBLIC STORAGE PROPERTIES, LTD.
                                          CONDENSED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                -------------------------------     -------------------------------
                                                    2000              1999              2000              1999
                                                -------------     -------------     -------------     -------------
  REVENUES:

  Rental income                                 $  1,371,000      $  1,296,000      $  4,005,000      $  3,709,000
  Gain on sale of land                                 1,000                 -           136,000                 -
  Other income                                         2,000             1,000             7,000             6,000
                                                -------------     -------------     -------------     -------------

                                                   1,374,000         1,297,000         4,148,000         3,715,000
                                                -------------     -------------     -------------     -------------

  COSTS AND EXPENSES:

  Cost of operations                                 293,000           281,000           864,000           859,000
  Management fees paid to affiliate                   82,000            78,000           240,000           223,000
  Depreciation                                       130,000           146,000           401,000           433,000
  Administrative                                      16,000            14,000            71,000            56,000
  Interest expense                                    98,000           143,000           318,000           459,000
                                                -------------     -------------     -------------     -------------

                                                     619,000           662,000         1,894,000         2,030,000
                                                -------------     -------------     -------------     -------------

  NET INCOME                                    $    755,000      $    635,000      $  2,254,000      $  1,685,000
                                                =============     =============     =============     =============

  Limited partners' share of net income
     ($111.55 per unit in 2000 and $83.40 per
     unit in 1999)                                                                  $  2,231,000      $  1,668,000

  General partners' share of net income                                                   23,000            17,000
                                                                                    -------------     -------------

                                                                                    $  2,254,000      $  1,685,000
                                                                                    =============     =============

                                              See accompanying notes.
                                                        3

                                          PUBLIC STORAGE PROPERTIES, LTD.
                                     CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                                    (UNAUDITED)

                                                                                                       Total
                                                           Limited              General              Partners'
                                                          Partners              Partners              Deficit
                                                       -----------------    -----------------     -----------------

Balance at December 31, 1999                           $     (3,405,000)    $     (1,181,000)     $     (4,586,000)

Net income                                                    2,231,000               23,000             2,254,000

Equity transfer                                                (558,000)             558,000                     -
                                                       -----------------    -----------------     -----------------

Balance at September 30, 2000                          $     (1,732,000)    $       (600,000)     $     (2,332,000)
                                                       =================    =================     =================

                                              See accompanying notes.
                                                        4

                                          PUBLIC STORAGE PROPERTIES, LTD.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                              -------------------------------------
                                                                                   2000                 1999
                                                                              ----------------     ----------------
  Cash flows from operating activities:
    Net income                                                                $     2,254,000      $     1,685,000

    Adjustments to reconcile net income to net cash
       provided by operating activities:

         Depreciation                                                                 401,000              433,000
         Gain on sale of land                                                        (136,000)                   -
         Decrease in rent and other receivables                                        36,000                5,000
         Decrease (increase) in other assets                                           10,000               (1,000)
         Increase (decrease) in accounts payable                                        1,000              (24,000)
         (Decrease) increase in deferred revenue                                       (9,000)               8,000
                                                                              ----------------     ----------------

             Total adjustments                                                        303,000              421,000
                                                                              ----------------     ----------------

             Net cash provided by operating activities                              2,557,000            2,106,000
                                                                              ----------------     ----------------

  Cash flows from investing activities:
    Proceeds from sale of land                                                        172,000                    -
    Additions to real estate facilities                                              (173,000)            (115,000)
                                                                              ----------------     ----------------

             Net cash used in investing activities                                     (1,000)            (115,000)
                                                                              ----------------     ----------------

  Cash flows from financing activities:
    Principal payments on note payable to commercial bank                          (2,550,000)          (2,125,000)
                                                                              ----------------     ----------------

             Net cash used in financing activities                                 (2,550,000)          (2,125,000)
                                                                              ----------------     ----------------

  Net increase (decrease) in cash and cash equivalents                                  6,000             (134,000)

  Cash and cash equivalents at the beginning of the period                            153,000              248,000
                                                                              ----------------     ----------------

  Cash and cash equivalents at the end of the period                          $       159,000      $       114,000
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

2.       In the opinion of management,  the  accompanying  unaudited  condensed  financial  statements  reflect all adjustments,  consisting of only normal accruals,  necessary to present fairly the Partnership's financial position at September  30, 2000,  the results of its  operations  for the nine months ended  September 30,
         2000 and 1999 and its cash flows for the nine months then ended.

3.       The results of operations for the nine months ended September 30, 2000 are not  necessarily  indicative of the results expected for the full year.

4.       During  October  1998, we borrowed  $12,400,000  from a commercial  bank.  The loan is unsecured and bears interest at the London  Interbank  Offering  Rate  ("LIBOR")  plus 0.55% (7.17% as of September 30, 2000).
         The loan  requires  monthly  payments of interest and matures  October  2002.  Principal  may be paid,  in whole or in part,  at any time  without  penalty or  premium.  We also  entered  into  interest  rate swap agreements  to reduce  the impact of changes in  interest  rates on a portion of its  floating  rate debt.
         The agreement,  which covers  $5,000,000 of debt through  October 2000,  effectively  changes the interest rate  exposure  from  floating  rate to a  fixed  rate of  5.205%.  The  second  agreement,  which  covers
         $2,500,000 of debt through October 2001 and  effectively  changes the interest rate exposure from floating rate to a fixed  rate of  5.33%.  Market  gains  and  losses  on the  value of the swap are  deferred  and included  in income  over the life of the  contract.  We record the  differences  paid or  received on the interest  rate swap in interest  expense as payments  are made or received.  As of September  30, 2000 the unrealized gain on the interest swap, if required to be liquidated was approximately $45,000.

5.       We sold during  March 2000 excess land  adjacent to one of our  operating  properties  for  $98,000.  This resulted in a gain of  approximately  $66,000 being  realized in the first quarter of 2000. We sold during
         June 2000,  excess land adjacent to one of our operating  properties for $73,000.  This resulted in a gain of  approximately  $69,000 being realized in the second quarter of 2000. We sold during August 2000 excess land  adjacent to one of our operating  properties  for $1,000.  This resulted in a gain of  approximately
         $1,000 being realized in the third quarter of 2000.

6.       In June  1998,  June  1999  and June  2000, the  Financial Accounting Standards Board issued SFAS No. 133,
         "Accounting for Derivative  Instruments and Hedging Activities," SFAS No. 137,  "Accounting for Derivative
         Instruments and  Hedging Activities -- Deferral of the Effective Date of SFAS No. 133," and  SFAS No. 138,
         "Accounting  for Certain Derivative Instruments and Certain Hedging Activities - an, amendment of SFAS No.
         133."  These  statements outline the accounting treatment for all derivative activity.  The Partnership is required to  and will adopt SFAS No. 133 in the first quarter of fiscal  2001 and does not expect adoption to have a significant effect on its consolidated results of operations or financial position.

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

RESULTS OF OPERATIONS

         Three and nine months  ended  September  30, 2000  compared to three and nine months ended  September  30,
1999:

         Our net income for the nine months ended  September 30, 2000 was  $2,254,000  compared to  $1,685,000  for the nine months  ended  September  30,  1999,  representing  an increase of $569,000 or 34%. Our net income for the three months ended  September 30, 2000 was $755,000  compared to $635,000 for the three months ended  September 30,
1999,  representing  an increase of $120,000 or 19%.  These  increases are primarily a result of the sale of excess land which  resulted in a gain of $136,000 and increased  property  operating  results  combined with a decrease in interest expense.

         Rental income for the nine months ended  September 30, 2000 was $4,005,000  compared to $3,709,000 for the nine months ended  September  30, 1999,  representing  an increase of $296,000 or 8%.  Rental  income for the three months ended  September 30, 2000 was  $1,371,000  compared to $1,296,000  for the three months ended  September 30,
1999,  representing  an increase of $75,000 or 6%. These  increases  are  primarily  attributable  to higher rental rates and higher occupancy levels at our  mini-warehouse  facilities.  The weighted average occupancy levels at the mini-warehouse  facilities  were 96% and 94% for the nine months ended  September 30, 2000 and 1999,  respectively.
Annual  realized  rent for the nine months ended  September 30, 2000  increased to $10.97 per occupied  square foot from $10.41 per occupied square foot for the nine months ended September 30, 1999.

         Cost of operations  (including  management  fees paid to an affiliate) for the nine months ended September
30, 2000 was  $1,104,000  compared to  $1,082,000  for the nine months ended  September 30, 1999,  representing  an increase  of $22,000 or 2%. Cost of  operations  (including  management  fees paid to an  affiliate)  for the three months ended  September 30, 2000 was $375,000  compared to $359,000 for the three months ended  September 30, 1999, representing a increase of $16,000 or 4%.

         Interest  expense  decreased  $141,000  to  $318,000  for the nine months  ended  September  30, 2000 from
$459,000  for the same  period  in 1999.  This  decrease  is mainly  attributable  to lower  outstanding  principal balances.  See  Liquidity  and  Capital  Resources  for a  discussion  of  the  refinancing  of  the  Partnership's indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

         Cash  generated  from  operations  ($2,557,000  for the nine months  ended  September  30,  2000) has been sufficient to meet all current obligations of the Partnership.

         During October 1998, we borrowed  $12,400,000  from a commercial  bank to payoff other loans.  The loan is unsecured and bears  interest at the London  Interbank  Offering Rate  ("LIBOR")  plus 0.55% (7.17% as of September
30,  2000).  The loan requires  monthly  payments of interest and mature  October  2002.  Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have also  entered  into  interest  rate swap  agreements  to reduce the impact of changes in  interest rates on a portion of its floating  rate debt.  The  agreement,  which covers  $5,000,000  of debt through  October
2000,  effectively  changes the interest rate  exposure  from  floating rate to a fixed rate of 5.205%.  The second agreement,  which  covers  $2,500,000  of debt  through  October 2001 and  effectively  changes the  interest  rate exposure  from  floating  rate to a fixed  rate of  5.33%.  Market  gains  and  losses on the value of the swap are deferred and included in income over the life of the contract.  We record the  differences  paid or received on the interest  rate  swap in  interest  expense  as  payments  are made or  received.  As of  September  30,  2000,  the unrealized gain on the interest rate swap, if required to be liquidated was approximately $45,000.

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

                                                              DATED:  November 13, 2000

                                                              PUBLIC STORAGE PROPERTIES, LTD.

                                                              BY:  Public Storage, Inc.
                                                                   General Partner

                                                              BY:  /s/ John Reyes

                                                                   John Reyes
                                                                   Senior Vice President and
                                                                     Chief Financial Officer

