Form 10-K405
period 2000-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 2001-03-30
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                               -------------   ---------------

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

Investment in Facilities
------------------------

         At December 31, 2000, the Partnership owned nine properties. The Partnership purchased its last property in July 1978. During the year 2000, the Partnership sold 3 parcels of excess land adjacent to operating facilities for an aggregate sale price of $172,000 resulting in a gain of $136,000.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

    * CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 200,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

    * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE ANNUAL REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 94% and 96% for 1999 and 2000, respectively. Realized annual rents per square foot increased 6% from $10.43 in 1999 to $11.08 in 2000. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels.

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

    * PROFESSIONAL PROPERTY OPERATION. There are approximately 4,600 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and other owners of properties operated by PSI.

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

         A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, rents trucks, offers portable self-storage and moving services and sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

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

ITEM 2.  PROPERTIES

         The following table sets forth information as of December 31, 2000 about properties owned by the Partnership:

                                                Net               Number            Date of         Completion
       Location         Size of Parcel     Rentable Area         of Spaces         Purchase            Date
-------------------     --------------     -------------         ---------      ---------------     -----------
CALIFORNIA
Corona                     2.82 acres        52,000 sq. ft.          472         June 29, 1978       Dec. 1978
Fremont                    3.00 acres        53,000 sq. ft.          473         Mar. 21, 1978       Nov. 1978
Milpitas (1)               3.40 acres        55,000 sq. ft           432          May 8, 1978        Nov. 1978
Norco                      1.66 acres        29,000 sq. ft           257         July 19, 1978       Dec. 1978
North Hollywood            2.06 acres        38,000 sq. ft.          343         Mar. 17, 1978       Dec. 1979
Pasadena                   1.84 acres        37,000 sq. ft.          385         Feb. 24, 1978       Aug. 1978
Sun Valley                 2.72 acres        53,000 sq. ft.          477          May 30, 1978       Oct. 1978
Wilmington                 6.32 acres       133,000 sq. ft.        1,088         Apr. 18, 1978       Aug. 1978
Whittier -
  El Monte (2)             3.28 acres        58,000 sq. ft.          537         Nov. 29, 1977       July 1978


    (1) In the first quarter of 2000, the Partnership sold approximately 2% of the land.

    (2) In the second quarter of 2000, the Partnership sold approximately 19% of the land.

         The weighted average occupancy level for the mini-warehouse facilities was 94% and 96% for 1999 and 2000, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2000, there were approximately 621 record holders of Units.

         Distributions to the general and limited partners of all cash available for distribution (as defined) are made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deductions for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the General Partners) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties. In the fourth quarter of 1990, quarterly distributions were discontinued to enable the Partnership to increase its principal repayments on the Partnership's debt.

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA

       For the Year Ended
          December 31,                  2000               1999               1998               1997               1996
-----------------------------      ----------------   ----------------   ----------------   ----------------   ----------------
Revenues                           $     5,401,000    $     4,978,000    $     4,629,000    $     4,337,000    $     4,007,000

Depreciation and
  amortization                             534,000            579,000            498,000            446,000            402,000

Interest expense                           415,000            601,000          1,077,000          1,252,000          1,358,000

Net income (2)                           2,997,000          2,288,000          1,622,000          1,341,000          1,008,000

Limited partners' share                  2,967,000          2,265,000          1,605,000          1,328,000            998,000

General partners' share                     30,000             23,000             17,000             13,000             10,000

Limited partners' per unit data (1):
  Net income (2)                           $148.35            $113.25             $80.25             $66.40             $49.90

As of December 31,
-----------------------------
Cash and cash equivalents          $       324,000    $       153,000    $       248,000    $       546,000    $        69,000

Total assets                       $     4,664,000    $     4,873,000    $     5,349,000    $     5,760,000    $     5,503,000

Notes payable                      $     6,025,000    $     9,225,000   $     12,000,000   $     14,093,000   $     15,217,000


    (1) Per unit data is based on the weighted average number of the limited partnership units (20,000) outstanding during the period.

    (2) Net income for the year ended December 31, 2000 includes a gain relating to a sale of land totaling $136,000 ($5.05 per limited partnership unit).

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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         The Partnership's net income in 2000 was $2,997,000 compared to $2,288,000 in 1999, representing an increase of $709,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities, a gain on the sale of excess land and a decrease in interest expense.

         During 2000, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $406,000 or 13.8% from $2,950,000 in 1999 to $3,356,000 in 2000 This increase is primarily attributable to an increase in rental revenues at the Partnership's mini-warehouse facilities partially offset by increases in cost of operations and depreciation expense.

         Rental income was $5,393,000 in 2000 compared to $4,969,000 in 1999, representing an increase of $424,000, or 8.5%. This increase was primarily attributable to increased rental rates at the Partnership's real estate facilities. Weighted average occupancy levels at the mini-warehouses was 96% and 94% for 2000 and 1999, respectively. The average annual realized rent per square foot at the mini-warehouses was $11.08 in 2000 compared to $10.43 in 1999.

         Other income decreased from $9,000 in 1999 to $8,000 in 2000. This decrease is primarily due to a decrease in invested cash balances.

         Cost of operations (including management fees paid to an affiliate) was $1,503,000 and $1,440,000 in 2000 and 1999, respectively, representing an increase of $63,000, or 4.4%. This increase is mainly attributable to increases in management fees, and advertising and promotion expenses.

         Interest expense was $415,000 and $601,000 in 2000 and 1999, respectively, representing a decrease of $186,000, or 30.9%. The decrease was primarily a result of a lower average outstanding loan balance in 2000 compared to 1999. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flow from operating activities of $3,403,000 in 2000 has been sufficient to meet all current obligations of the Partnership. During 2001, the Partnership anticipates approximately $190,000 of capital improvements compared to $204,000 in 2000 and $171,000 in 1999.

         During 1987, the Partnership financed all of its facilities with a $20,885,000 loan. Proceeds of $20,202,000 were distributed to the partners in September 1987 and are included in the 1987 distribution.

         In January 1996, the Partnership obtained a $1,500,000 loan from PSI. The PSI loan bears interest at the prime rate plus 1%, payable monthly, in addition to monthly principal payments of $50,000. In March 1998, the Partnership paid the remaining balance of the loan.

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

         During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public Storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (7.112% as of December 31, 2000). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's existing indebtedness.

         The Partnership entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covered $5,000,000 of debt through October 2000, effectively changed the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received.

         Distributions to the limited and general partners for the years 1978-1990 aggregated $37,832,000 including $20,202,000 distributed to the partners in 1987.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnership's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis or entering into interest swap transactions. As of December 31, 2000 the Partnership had $6,025,000 of outstanding debt maturing on October, 2002. Also, the Partnership has an interest rate swap in the notional amount of $2,500,000 through October, 2001. As of December 31, 2000, the unrealized gain on the interest rate swap was approximately $35,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM  9. CHANGES  IN AND  DISAGREEMENTS  WITH   ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

           Name                               Positions with PSI
--------------------------     -------------------------------------------------
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

         B. Wayne Hughes, age 67, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 64, has been employed by PSI for 23 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 58, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 41, became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 40, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 62, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 57, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi has responsibility for all of Public Storage's construction and maintenance activities. Prior to joining the Company, he was a management consultant.

         Obren B. Gerich, age 62, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 51, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Ronald L. Harden, age 52, joined the Company in 1987 and became a Senior vice President of the Property Management Division in 1988, an Executive Vice President of the Property Management Division in August 1999 and a Senior Vice President of the Company in May 2000. Mr. Harden has administrative responsibility for Public Storage's overall property management activities in the mini-warehouse facilities system-wide. From 1983 until 1987, he was a partner and Chief Operating Officer for Good Lite Foods. From 1979 until 1983, Mr. Harden was employed by Taco Bell Restaurants, and his last position there was Division Operations Director with responsibility for 175 restaurants.

         W. David Ristig, age 52, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig has responsibility for Public Storage's land acquisition. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         A. Timothy Scott, age 49, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 39, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 45, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 61, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 65, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 67, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 53, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 52, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 48, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1993, Mr Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc.. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) At March 15, 2001, the following persons beneficially owned more than 5% of the Units:

          Title                           Name and Address                                                  Percent
        of Class                         of Beneficial Owner                 Beneficial Ownership          of Class
---------------------      -------------------------------------------      ----------------------        -----------
Units of Limited           Public Storage, Inc.                                5,735 Units (1)               28.7%
Partnership Interest       701 Western Ave.
                           Glendale, California 91201

Units of Limited           B. Wayne Hughes,                                    6,457 Units (2)               32.3%
Partnership Interest       Tamara Hughes Gustavson, PS Orangeco, Inc.
                           701 Western Ave.
                           Glendale, California 91201


    (1) Includes (i) 5,630 Units owned by PSI as to which PSI has sole voting and dispositive power, (ii) 25 Units which PSI has an option to acquire from a corporation wholly-owned by Hughes and (iii) 80 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

    (2) Includes (i) 6,025 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power; PSI has an option to acquire 25 of these Units,
         (ii) 80 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 80 Units, and (iii) 352 Units owned by PS Orangeco, Inc., a corporation whose common stock (representing 5% of the equity) is owned by Hughes and members of his family and whose non-voting preferred stock (representing 95% of the equity) is owned by PSI, and as to which Units PS Orangeco, Inc. and Hughes share voting and dispositive power.

         (b)      The Partnership has no officers and directors.

         The General Partners (or their predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participates in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. The directors and executive officers of PSI (including Hughes), as a group (20 persons), beneficially own an aggregate of 6,395 Units, representing 32.0% of the Units (including the 6,025 Units owned by Hughes and the 352 Units owned by PS Orangeco, Inc. as to which Hughes shares voting and dispositive power as set forth above).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. During 2000, there were no incentive distributions paid by the Partnership.

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 2000, the Partnership paid fees of $323,000 to PSI pursuant to the Management Agreement.

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

                  1.       Financial   Statements.   See   Index  to   Financial
                           Statements and Financial Statement Schedule.

                  2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule.

                  3.       Exhibits: See Exhibit Index contained below.

         (b)     Reports on Form 8-K:  No reports on Form 8-K were filed  during
                 2000.

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

                                  PUBLIC STORAGE PROPERTIES, LTD.
                                  a California Limited Partnership
Dated:  March 29, 2001            By: Public Storage, Inc., General Partner

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

                 Signature                                         Capacity                                    Date
---------------------------------------       ----------------------------------------------------        --------------
/s/ B. Wayne Hughes                           Chairman of the Board and Chief Executive                   March 29, 2001
---------------------------------------       Officer of Public Storage, Inc. (principal
B. Wayne Hughes                               executive officer)


/s/ Harvey Lenkin                             President and Director                                      March 29, 2001
---------------------------------------       of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                            Senior Vice President and Director                          March 29, 2001
---------------------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                      Vice President and Director                                 March 29, 2001
---------------------------------------       of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                                Senior Vice President and Chief Financial                   March 29, 2001
---------------------------------------       Officer of Public Storage, Inc. (principal financial
John Reyes                                    officer and principal accounting officer)

/s/ Robert J. Abernethy                       Director of Public Storage, Inc.                            March 29, 2001
---------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                          Director of Public Storage, Inc.                            March 29, 2001
---------------------------------------
Dann V. Angeloff

/s/ William C. Baker                          Director of Public Storage, Inc.                            March 29, 2001
---------------------------------------
William C. Baker

                                              Director of Public Storage, Inc.
---------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                            Director of Public Storage, Inc.                            March 29, 2001
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                          Director of Public Storage, Inc.                            March 29, 2001
---------------------------------------
Daniel C. Staton

                                       16

                         PUBLIC STORAGE PROPERTIES, LTD.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))

                                                                         Page
                                                                   References
                                                                   ----------

Report of Independent Auditors                                            F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2000 and 1999                           F-2

For the years ended December 31, 2000, 1999 and 1998:

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

                         Report of Independent Auditors




The Partners
Public Storage Properties, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties, Ltd. as of December 31, 2000 and 1999, and the related statements of income, partners' deficit and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP




March 23, 2001
Los Angeles, California

                         PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                                  2000                   1999
                                                                            ----------------       ----------------
                                     ASSETS
                                     ------


Cash and cash equivalents                                                   $       324,000        $       153,000
Rent and other receivables                                                           74,000                 73,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                    8,814,000              8,611,000
     Land                                                                         2,476,000              2,511,000
                                                                            ----------------       ----------------
                                                                                 11,290,000             11,122,000

     Less accumulated depreciation                                               (7,103,000)            (6,569,000)
                                                                            ----------------       ----------------
                                                                                  4,187,000              4,553,000

Other assets                                                                         79,000                 94,000
                                                                            ----------------       ----------------

Total assets                                                                $     4,664,000        $     4,873,000
                                                                            ================       ================

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                            $        77,000        $        78,000
Deferred revenue                                                                    151,000                156,000
Note payable to commercial bank                                                   6,025,000              9,225,000

Partners' deficit:
    Limited partners' deficit, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        (1,180,000)            (3,405,000)
    General partners' deficit                                                      (409,000)            (1,181,000)
                                                                            ----------------       ----------------

     Total partners' deficit                                                     (1,589,000)            (4,586,000)
                                                                            ----------------       ----------------

Total liabilities and partners' deficit                                     $     4,664,000        $     4,873,000
                                                                            ================       ================

                            See accompanying notes.
                                      F-2

                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 2000


                                                              2000                   1999                   1998
                                                       ------------------     ------------------     ------------------
REVENUES:

Rental income                                          $       5,393,000      $       4,969,000      $       4,610,000
Gain on sale of land                                             136,000                      -                      -
Other income                                                       8,000                  9,000                 19,000
                                                       ------------------     ------------------     ------------------

                                                               5,537,000              4,978,000              4,629,000
                                                       ------------------     ------------------     ------------------

COSTS AND EXPENSES:

Cost of operations                                             1,180,000              1,142,000              1,078,000
Management fees paid to affiliate                                323,000                298,000                277,000
Depreciation                                                     534,000                579,000                498,000
Administrative                                                    88,000                 70,000                 77,000
Interest expense                                                 415,000                601,000              1,077,000
                                                       ------------------     ------------------     ------------------

                                                               2,540,000              2,690,000              3,007,000
                                                       ------------------     ------------------     ------------------

NET INCOME                                             $       2,997,000      $       2,288,000      $       1,622,000
                                                       ==================     ==================     ==================

Limited partners' share of net income ($148.35 per
   unit in 2000, $113.25 per unit in 1999 and
   $80.25 per  unit in 1998)                           $       2,967,000      $       2,265,000      $       1,605,000

General partners' share of net income                             30,000                 23,000                 17,000
                                                       ------------------     ------------------     ------------------

                                                       $       2,997,000      $       2,288,000      $       1,622,000
                                                       ==================     ==================     ==================

                            See accompanying notes.
                                      F-3

                         PUBLIC STORAGE PROPERTIES, LTD.
                         STATEMENTS OF PARTNERS' DEFICIT
                       For each of the three years in the
                         period ended December 31, 2000


                                                                                              Total Partners'
                                                   Limited Partners     General Partners          Deficit
                                                   -----------------    -----------------    -----------------

Balance at December 31, 1998                       $     (5,104,000)    $     (1,770,000)    $     (6,874,000)

Net income                                                2,265,000               23,000            2,288,000

Equity transfer                                            (566,000)             566,000                    -
                                                   -----------------    -----------------    -----------------

Balance at December 31, 1999                             (3,405,000)          (1,181,000)          (4,586,000)

Net income                                                2,967,000               30,000            2,997,000

Equity transfer                                            (742,000)             742,000                    -
                                                   -----------------    -----------------    -----------------

Balance at December 31, 2000                       $     (1,180,000)    $       (409,000)    $     (1,589,000)
                                                   =================    =================    =================

                            See accompanying notes.
                                      F-4

                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 2000


                                                                           2000              1999              1998
                                                                      ---------------   ---------------   ---------------
Cash flows from operating activities:

     Net income                                                       $    2,997,000    $    2,288,000    $    1,622,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                            534,000           579,000           498,000
     Gain on sale of land                                                   (136,000)                -                 -
     (Increase) decrease in rent and other receivables                        (1,000)          (37,000)           10,000
     Amortization of prepaid loan fees                                        17,000            17,000           110,000
     Increase in other assets                                                 (2,000)           (7,000)          (66,000)
     (Decrease) increase in accounts payable                                  (1,000)          (18,000)           64,000
     (Decrease) increase in deferred revenue                                  (5,000)           29,000            (4,000)
                                                                      ---------------   ---------------   ---------------

         Total adjustments                                                   406,000           563,000           612,000
                                                                      ---------------   ---------------   ---------------

         Net cash provided by operating activities                         3,403,000         2,851,000         2,234,000
                                                                      ---------------   ---------------   ---------------

Cash flows from investing activities:

     Proceeds from sale of land                                              172,000                 -                 -
     Additions to real estate facilities                                    (204,000)         (171,000)         (439,000)
                                                                      ---------------   ---------------   ---------------

         Net cash used in investing activities                               (32,000)         (171,000)         (439,000)
                                                                      ---------------   ---------------   ---------------

Cash flows from financing activities:

    Proceeds from note payable to affiliate                                        -                 -        11,000,000
    Principal payments on note payable to affiliate                                -                 -       (11,300,000)
    Proceeds from note payable to commercial bank                                  -                 -        12,400,000
    Principal payments on note payable to commercial bank                 (3,200,000)       (2,775,000)         (400,000)
    Principal payments on mortgage note payable                                    -                 -       (13,793,000)
                                                                      ---------------   ---------------   ---------------

         Net cash used in financing activities                            (3,200,000)       (2,775,000)       (2,093,000)
                                                                      ---------------   ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                         171,000           (95,000)         (298,000)

Cash and cash equivalents at the beginning of the year                       153,000           248,000           546,000
                                                                      ---------------   ---------------   ---------------

Cash and cash equivalents at the end of the year                      $      324,000    $      153,000    $      248,000
                                                                      ===============   ===============   ===============

                            See accompanying notes.
                                      F-5

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Mini-Warehouse Facilities:
         --------------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 2000 and 1999 to develop mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

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

                  During the year 2000, the Partnership sold 3 parcels of excess land adjacent to operating facilities for an aggregate sale price of $172,000 resulting in a gain of $136,000.

         Revenue Recognition:
         --------------------

                  Property rents are recognized as earned. Advertising costs of $148,000, $122,000 and $98,000 in 2000, 1999 and 1998, respectively, are expensed as incurred.

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

2.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Other Assets:
         -------------

                  In 1998, the Partnership incurred financing costs of $71,000 in connection with the note payable from a commercial bank. These costs are being amortized over the life of the loan. As of December 31, 2000 other assets includes $32,000 relating to these financing costs (net of amortization to date of $39,000).

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

         Recently Issued Accounting Standards:
         -------------------------------------

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),
         "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

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

                  Unaudited taxable net income was $3,164,000, $2,513,000 and $1,763,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from difference in depreciation methods.

7.       NOTES PAYABLE

                  During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff its existing debt. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (7.112% as of December 31, 2000). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's existing indebtedness.

                  The Partnership entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covered $5,000,000 of debt through October 2000, effectively changed the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of December 31, 2000, the estimated unrealized gain on the interest rate swap is $35,000.

                  The estimated fair value of the Partnership's note payable as of December 31, 2000 are their current outstanding balances. This value is based on notes currently available with similar terms and remaining maturities.

                  Interest paid during 2000, 1999 and 1998 was $427,000, $647,000 and $933,000, respectively.

8.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                             Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2000     June 30, 2000     September 30, 2000      December 31, 2000
                               --------------     --------------    ------------------      -----------------
Revenues                       $    1,355,000     $    1,419,000      $     1,374,000        $     1,389,000
Net Income                     $      706,000     $      793,000      $       755,000        $       743,000
Net Income Per Unit            $        34.95     $        39.25      $         37.35        $         36.80


                                                             Three Months Ended
                               ------------------------------------------------------------------------------
                              March 31, 1999      June 30, 1999     September 30, 1999      December 31, 1999
                               --------------     --------------    ------------------      -----------------
Revenues                       $    1,176,000     $    1,242,000      $     1,297,000        $     1,263,000
Net Income                     $      468,000     $      582,000      $       635,000        $       603,000
Net Income Per Unit            $        23.15     $        28.85      $         31.40        $         29.85


                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation



                                       Initial Cost
                              -------------------------------
                                                 Building,       Costs Subsequent
                                                 Land Imp &       to construction
        Description                Land          Equipment        (Improvements)
--------------------------    --------------   --------------    ----------------
Pasadena                      $     327,000    $     515,000      $     251,000
Whittier - El Monte (1)             166,000          763,000            238,000
Fremont                             112,000          741,000            328,000
Milpitas (2)                        198,000          649,000            190,000
Wilmington                          815,000        1,336,000            571,000
Sun Valley                          329,000          611,000            287,000
Corona                              155,000          757,000            223,000
Norco                                95,000          456,000            112,000
North Hollywood                     314,000          553,000            198,000
                              --------------   --------------    ----------------
                              $   2,511,000    $   6,381,000      $   2,398,000
                              ==============   ==============    ================

                                             Gross Carrying Amount
                                             at December 31, 2000
                              -------------------------------------------------
                                                  Building,
                                                 Land Imp &                         Accumulated          Date
        Description                Land           Equipment           Total         Depreciation       Completed
--------------------------    --------------    --------------   --------------    --------------      ----------
Pasadena                      $     327,000     $     766,000    $   1,093,000     $     628,000        08/78
Whittier - El Monte (1)             134,000         1,033,000        1,167,000           817,000        07/78
Fremont                             112,000         1,069,000        1,181,000           883,000        11/78
Milpitas (2)                        195,000           842,000        1,037,000           668,000        11/78
Wilmington                          815,000         1,907,000        2,722,000         1,537,000        08/78
Sun Valley                          329,000           898,000        1,227,000           769,000        10/78
Corona                              155,000           980,000        1,135,000           775,000        12/78
Norco                                95,000           568,000          663,000           447,000        12/78
North Hollywood                     314,000           751,000        1,065,000           579,000        12/79
                              --------------    --------------   --------------    --------------
                              $   2,476,000     $   8,814,000    $  11,290,000     $   7,103,000
                              ==============    ==============   ==============    ==============

(1) In the second quarter of 2000, the Partnership sold approximately 19% of the land.

(2) In the first quarter of 2000, the Partnership sold approximately 2% of the land.

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                      COST

                                                           2000             1999             1998
                                                      --------------   --------------   --------------

Balance at the beginning of the period                $  11,122,000    $  10,951,000    $  10,512,000

Additions during the period
    Improvements                                             32,000          171,000          439,000
    Sale of Land                                            136,000                -                -
                                                      --------------   --------------   --------------

Balance at the close of the period                    $  11,290,000    $  11,122,000    $  10,951,000
                                                      ==============   ==============   ==============

                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                           2000             1999             1998
                                                      --------------   --------------   --------------
Balance at the beginning of the period                $   6,569,000    $   5,990,000    $   5,492,000

Additions during the period
    Depreciation                                            534,000          579,000          498,000
                                                      --------------   --------------   --------------

Balance at the close of the period                    $   7,103,000    $   6,569,000    $   5,990,000
                                                      ==============   ==============   ==============

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $2,804,000 (unaudited).