Form 10-Q
period 2001-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 2001-05-11
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


               California                                            95-3196921
----------------------------------------                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

      701 Western Ave.
         Glendale, California                                             91201
--------------------------------------                                    -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
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

                                      INDEX

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 2001
     and December 31, 2000                                                    2

Condensed statements of income for the three
     months ended March 31, 2001 and 2000                                     3

Condensed statement of partners' deficit for the
     three months ended March 31, 2001                                        4

Condensed statements of cash flows for the
     three months ended March 31, 2001 and 2000                               5

Notes to condensed financial statements                                     6-7

Management's discussion and analysis of
     financial condition and results of operations                          8-9

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                     10

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               March 31,          December 31,
                                                                                 2001                 2000
                                                                           ----------------     ----------------
                                                                             (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $      236,000       $      324,000
Rent and other receivables                                                          34,000               74,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   8,834,000            8,814,000
     Land                                                                        2,476,000            2,476,000
                                                                           ----------------     ----------------
                                                                                11,310,000           11,290,000

     Less accumulated depreciation                                              (7,237,000)          (7,103,000)
                                                                           ----------------     ----------------
                                                                                 4,073,000            4,187,000

Other assets                                                                        70,000               79,000
                                                                           ----------------     ----------------

Total assets                                                                $    4,413,000       $    4,664,000
                                                                           ================     ================


                       LIABILITIES AND PARTNERS' DEFICIT
                       ---------------------------------


Accounts payable                                                            $       45,000       $       77,000
Deferred revenue                                                                   162,000              151,000
Note payable to commercial bank                                                  4,975,000            6,025,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 20,000 units
       authorized, issued and outstanding                                         (571,000)          (1,180,000)
     General partners' deficit                                                    (198,000)            (409,000)
                                                                           ----------------     ----------------

     Total partners' deficit                                                      (769,000)          (1,589,000)
                                                                           ----------------     ----------------

Total liabilities and partners' deficit                                     $    4,413,000       $    4,664,000
                                                                           ================     ================

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                     ------------------------------------
                                                                           2001                2000
                                                                     ----------------    ----------------
  REVENUES:

  Rental income                                                       $    1,438,000      $    1,287,000
  Gain on sale of land                                                             -              66,000
  Other income                                                                 4,000               2,000
                                                                     ----------------    ----------------

                                                                           1,442,000           1,355,000
                                                                     ----------------    ----------------

  COSTS AND EXPENSES:

  Cost of operations                                                         292,000             287,000
  Management fees paid to affiliate                                           86,000              77,000
  Depreciation                                                               134,000             139,000
  Administrative                                                              28,000              29,000
  Interest expense                                                            82,000             117,000
                                                                     ----------------    ----------------

                                                                             622,000             649,000
                                                                     ----------------    ----------------

  NET INCOME                                                          $      820,000      $      706,000
                                                                     ================    ================

  Limited partners' share of net income ($40.60 per unit
    in 2001 and $34.95 per unit in 2000)                              $      812,000      $      699,000

  General partners' share of net income                                        8,000               7,000
                                                                     ----------------    ----------------

                                                                      $      820,000      $      706,000
                                                                     ================    ================

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                           Limited              General              Partners'
                                                          Partners              Partners              Deficit
                                                      ------------------   ------------------   ------------------
Balance at December 31, 2000                           $     (1,180,000)    $       (409,000)    $     (1,589,000)

Net income                                                      812,000                8,000              820,000

Equity transfer                                                (203,000)             203,000                    -
                                                      ------------------   ------------------   ------------------

Balance at March 31, 2001                              $       (571,000)    $       (198,000)    $       (769,000)
                                                      ==================   ==================   ==================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                             --------------------------------------
                                                                                   2001                 2000
                                                                             -----------------    -----------------
  Cash flows from operating activities:

    Net income                                                                $       820,000      $       706,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 134,000              139,000
         Gain on sale of land                                                               -              (66,000)
         Decrease in rent and other receivables                                        40,000               47,000
         Decrease in other assets                                                       9,000                4,000
         (Decrease) increase in accounts payable                                      (32,000)              22,000
         Increase in deferred revenue                                                  11,000                    -
                                                                             -----------------    -----------------

             Total adjustments                                                        162,000              146,000
                                                                             -----------------    -----------------

             Net cash provided by operating activities                                982,000              852,000
                                                                             -----------------    -----------------

  Cash flows from investing activities:

    Proceeds from sale of land                                                              -               98,000
    Additions to real estate facilities                                               (20,000)              (2,000)
                                                                             -----------------    -----------------

             Net cash (used in) provided by investing activities                      (20,000)              96,000
                                                                             -----------------    -----------------

  Cash flows from financing activities:

    Principal payments on note payable to commercial bank                          (1,050,000)            (800,000)
                                                                             -----------------    -----------------

             Net cash used in financing activities                                 (1,050,000)            (800,000)
                                                                             -----------------    -----------------

  Net (decrease) increase in cash and cash equivalents                                (88,000)             148,000

  Cash and cash equivalents at the beginning of the period                            324,000              153,000
                                                                             -----------------    -----------------

  Cash and cash equivalents at the end of the period                          $       236,000      $       301,000
                                                                             =================    =================

                            See accompanying notes.
                                       5

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2000.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2001, the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

4. During October 1998, we borrowed $12,400,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.60% as of March 31, 2001). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We also entered into two interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The first agreement, which covered $5,000,000 of debt through October 2000, effectively changed the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 2001 the unrealized gain on the interest swap, if required to be liquidated was less than $5,000.

5. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

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

RESULTS OF OPERATIONS
---------------------

         Three months ended March 31, 2001 compared to three months ended March 31, 2000:

         Our net income for the three months ended March 31, 2001 was $820,000 compared to $706,000 for the three months ended March 31, 2000, representing an increase of $114,000 or 16%. The increase was primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the three months ended March 31, 2001 was $1,438,000 compared to $1,287,000 for the three months ended March 31, 2000, representing an increase of $151,000 or 12%. The increase was attributable to higher rental rates. Annual realized rent for the three months ended March 31, 2001 increased to $12.16 per occupied square foot from $10.64 per occupied square foot for the three months ended March 31, 2000, a 14% increase. The weighted average occupancy levels at the mini-warehouse facilities were 93% and 95% for the three months ended March 31, 2001 and 2000, respectively.

         Cost of operations (including management fees paid to an affiliate) for the three months ended March 31, 2001 was $378,000 compared to $364,000 for the three months ended March 31, 2000, representing a increase of $14,000 or 4%.

         Interest expense decreased $35,000 to $82,000 for the three months ended March 31, 2001 from $117,000 for the same period in 2000. The decrease is attributable to lower outstanding principal balances.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($982,000 for the three months ended March 31, 2001) has been sufficient to meet all current obligations of the Partnership.

         During October 1998, we borrowed $12,400,000 from a commercial bank to payoff other loans. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (5.60% as of March 31, 2001). The loan requires monthly payments of interest and mature October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 2001, the unrealized gain on the interest rate swap, if required to be liquidated was less than $5,000.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.

ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a) The following Exhibits are included herein:

             None

         (b) Form 8-K

             None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            DATED: May 10, 2001

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