Form 10-Q
period 2001-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 2001-08-14
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


               California                                             95-3196921
----------------------------------------                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

      701 Western Ave.
         Glendale, California                                         91201-2349
--------------------------------------                                ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
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

                                      INDEX

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2001
     and December 31, 2000                                                    2

Condensed statements of income for the three and
     six months ended June 30, 2001 and 2000                                  3

Condensed statement of partners' equity (deficit) for the
     six months ended June 30, 2001                                           4

Condensed statements of cash flows for the
     six months ended June 30, 2001 and 2000                                  5

Notes to condensed financial statements                                     6-7

Management's discussion and analysis of
     financial condition and results of operations                          8-9

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                     10

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                June 30,           December 31,
                                                                                 2001                  2000
                                                                            ---------------      ---------------
                                                                              (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $      187,000       $       324,000
Rent and other receivables                                                          43,000                74,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   8,938,000             8,814,000
     Land                                                                        2,476,000             2,476,000
                                                                            ---------------      ---------------
                                                                                11,414,000            11,290,000

     Less accumulated depreciation                                              (7,370,000)           (7,103,000)
                                                                            ---------------      ---------------
                                                                                 4,044,000             4,187,000

Other assets                                                                        67,000                79,000
                                                                            ---------------      ---------------
Total assets                                                                $    4,341,000       $     4,664,000
                                                                            ===============      ===============


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                   ------------------------------------------


Accounts payable                                                            $      118,000       $        77,000
Deferred revenue                                                                   182,000               151,000
Note payable to commercial bank                                                  3,925,000             6,025,000

Partners' equity (deficit):
     Limited partners' equity (deficit), $500 per unit, 20,000 units
       authorized, issued and outstanding                                           86,000            (1,180,000)
     General partners' equity (deficit)                                             30,000              (409,000)
                                                                            ---------------      ---------------
     Total partners' equity (deficit)                                              116,000            (1,589,000)
                                                                            ---------------      ---------------

Total liabilities and partners' equity (deficit)                            $    4,341,000       $     4,664,000
                                                                            ===============      ===============

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         Three Months Ended                    Six Months Ended
                                                             June 30,                              June 30,
                                                  -------------------------------     -------------------------------
                                                      2001               2000              2001              2000
                                                  -------------     -------------     -------------     -------------
  REVENUES:

  Rental income                                   $  1,471,000      $  1,347,000      $  2,909,000      $  2,634,000
  Gain on sale of land                                       -            69,000                 -           135,000
  Other income                                           1,000             3,000             5,000             5,000
                                                  -------------     -------------     -------------     -------------
                                                     1,472,000         1,419,000         2,914,000         2,774,000
                                                  -------------     -------------     -------------     -------------

  COSTS AND EXPENSES:

  Cost of operations                                   283,000           284,000           575,000           571,000
  Management fees paid to affiliate                     89,000            81,000           175,000           158,000
  Depreciation                                         133,000           132,000           267,000           271,000
  Administrative                                        16,000            26,000            44,000            55,000
  Interest expense                                      66,000           103,000           148,000           220,000
                                                  -------------     -------------     -------------     -------------
                                                       587,000           626,000         1,209,000         1,275,000
                                                  -------------     -------------     -------------     -------------

  NET INCOME                                      $    885,000      $    793,000      $  1,705,000      $  1,499,000
                                                  =============     =============     =============     =============
  Limited partners' share of net income
     ($84.40 per unit in 2001 and $74.20 per
     unit in 2000)                                                                    $  1,688,000      $  1,484,000

  General partners' share of net income                                                     17,000            15,000
                                                                                      -------------     -------------
                                                                                      $  1,705,000      $  1,499,000
                                                                                      =============     =============

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                CONDENSED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                                                                                        Total
                                                            Limited              General              Partners'
                                                            Partners             Partners              Equity
                                                       -----------------    -----------------     -----------------
Balance at December 31, 2000                           $     (1,180,000)    $       (409,000)     $     (1,589,000)

Net income                                                    1,688,000               17,000             1,705,000

Equity transfer                                                (422,000)             422,000                     -
                                                       -----------------    -----------------     -----------------
Balance at June 30, 2001                               $         86,000     $         30,000      $        116,000
                                                       =================    =================     =================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                              -------------------------------------
                                                                                    2001                 2000
                                                                              ----------------     ----------------
  Cash flows from operating activities:
    Net income                                                                $     1,705,000      $     1,499,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 267,000              271,000
         Gain on sale of land                                                               -             (135,000)
         Decrease (increase) in rent and other receivables                             31,000              (23,000)
         Decrease in other assets                                                      12,000                7,000
         Increase (decrease) in accounts payable                                       41,000              (46,000)
         Increase in deferred revenue                                                  31,000                    -
                                                                              ----------------     ----------------
             Total adjustments                                                        382,000               74,000
                                                                              ----------------     ----------------
             Net cash provided by operating activities                              2,087,000            1,573,000
                                                                              ----------------     ----------------
  Cash flows from investing activities:
    Proceeds from sale of land                                                              -              171,000
    Additions to real estate facilities                                              (124,000)             (36,000)
                                                                              ----------------     ----------------
             Net cash (used in) provided by investing activities                     (124,000)             135,000
                                                                              ----------------     ----------------
  Cash flows from financing activities:
    Principal payments on note payable to commercial bank                          (2,100,000)          (1,700,000)
                                                                              ----------------     ----------------
             Net cash used in financing activities                                 (2,100,000)          (1,700,000)
                                                                              ----------------     ----------------
  Net (decrease) increase in cash and cash equivalents                               (137,000)               8,000

  Cash and cash equivalents at the beginning of the period                            324,000              153,000
                                                                              ----------------     ----------------
  Cash and cash equivalents at the end of the period                          $       187,000      $       161,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2001, the results of its operations for the six months ended June 30, 2001 and 2000 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

4. During October 1998, we borrowed $12,400,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (4.35% as of June 30, 2001). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 2001 the unrealized loss on the interest swap, if required to be liquidated was approximately $5,000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000:

         Our net income for the six months ended June 30, 2001 was $1,705,000 compared to $1,499,000 for the six months ended June 30, 2000, representing an increase of $206,000 or 14%. Our net income for the three months ended June 30, 2001 was $885,000 compared to $793,000 for the three months ended June 30, 2000, representing an increase of $92,000 or 12%. These increases are primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the six months ended June 30, 2001 was $2,909,000 compared to $2,634,000 for the six months ended June 30, 2000, representing an increase of $275,000 or 10%. Rental income for the three months ended June 30, 2001 was $1,471,000 compared to $1,347,000 for the three months ended June 30, 2000, representing an increase of $124,000 or 9%. These increases are primarily attributable to higher rental rates. Weighted average occupancy levels at the mini-warehouse facilities were 92% and 96% for the six months ended June 30, 2001 and 2000, respectively. Annual realized rent for the six months ended June 30, 2001 increased to $12.41 per occupied square foot compared $10.85 per occupied square foot for the six months ended June 30, 2000.

         Cost of operations (including management fees paid to an affiliate) for the six months ended June 30, 2001 was $750,000 compared to $729,000 for the six months ended June 30, 2000, representing an increase of $21,000 or 3%. Cost of operations (including management fees paid to an affiliate) for the three months ended June 30, 2001 was $372,000 compared to $365,000 for the three months ended

June 30, 2000, representing a increase of $7,000 or 2%. This increase is attributable to increases in management fees which are based on property revenues of the Partnership.

         Interest expense was $148,000 in the six months ended June 30, 2001 compared to $220,000 in the same period in 2000, a $72,000 or 32% decrease. This decrease is mainly attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($2,087,000 for the six months ended June 30, 2001) has been sufficient to meet all current obligations of the Partnership.

         During October 1998, we borrowed $12,400,000 from a commercial bank to payoff other loans. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (4.35% as of June 30, 2001). The loan requires monthly payments of interest and mature October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 2001, the unrealized loss on the interest rate swap, if required to be liquidated was approximately $5,000.

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







                                           DATED:  August 13, 2001

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