Form 10-Q
period 2001-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 2001-11-13
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001

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

                                    Yes X No
                                       ---  ---

                                      INDEX

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 2001
     and December 31, 2000                                                     2

Condensed statements of income for the three and
     nine months ended September 30, 2001 and 2000                             3

Condensed statement of partners' equity for the
     nine months ended September 30, 2001                                      4

Condensed statements of cash flows for the
     nine months ended September 30, 2001 and 2000                             5

Notes to condensed financial statements                                      6-7

Management's discussion and analysis of
     financial condition and results of operations                           8-9

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                      10

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                             September 30,         December 31,
                                                                                 2001                  2000
                                                                            ---------------      ----------------
                                                                             (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $      260,000       $       324,000
Rent and other receivables                                                         103,000                74,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   8,977,000             8,814,000
     Land                                                                        2,476,000             2,476,000
                                                                            ---------------      ----------------
                                                                                11,453,000            11,290,000

     Less accumulated depreciation                                              (7,503,000)           (7,103,000)
                                                                            ---------------      ----------------
                                                                                 3,950,000             4,187,000

Other assets                                                                        52,000                79,000
                                                                            ---------------      ----------------
Total assets                                                                $    4,365,000       $     4,664,000
                                                                            ===============      ================


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                   ------------------------------------------


Accounts payable                                                            $      163,000       $        77,000
Deferred revenue                                                                   121,000               151,000
Note payable to commercial bank                                                  3,025,000             6,025,000

Partners' equity (deficit):
     Limited partners' equity (deficit), $500 per unit, 20,000 units
       authorized, issued and outstanding                                          784,000            (1,180,000)
     General partners' equity (deficit)                                            272,000              (409,000)
                                                                            ---------------      ----------------

     Total partners' equity (deficit)                                            1,056,000            (1,589,000)
                                                                            ---------------      ----------------

Total liabilities and partners' equity (deficit)                            $    4,365,000       $     4,664,000
                                                                            ===============      ================

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                  -------------------------------     -------------------------------
                                                       2001              2000              2001              2000
                                                  -------------     -------------     -------------     -------------
  REVENUES:

  Rental income                                   $  1,532,000      $  1,371,000      $  4,441,000      $  4,005,000
  Gain on sale of land                                       -             1,000                 -           136,000
  Other income                                           2,000             2,000             7,000             7,000
                                                  -------------     -------------     -------------     -------------
                                                     1,534,000         1,374,000         4,448,000         4,148,000
                                                  -------------     -------------     -------------     -------------

  COSTS AND EXPENSES:

  Cost of operations                                   304,000           293,000           879,000           864,000
  Management fees paid to affiliate                     91,000            82,000           266,000           240,000
  Depreciation                                         133,000           130,000           400,000           401,000
  Administrative                                        19,000            16,000            63,000            71,000
  Interest expense                                      47,000            98,000           195,000           318,000
                                                  -------------     -------------     -------------     -------------
                                                       594,000           619,000         1,803,000         1,894,000
                                                  -------------     -------------     -------------     -------------

  NET INCOME                                      $    940,000      $    755,000      $  2,645,000      $  2,254,000
                                                  =============     =============     =============     =============

  Limited partners' share of net income
     ($130.95 per unit in 2001 and $111.55
     per unit in 2000)                                                                $  2,619,000      $  2,231,000

  General partners' share of net income                                                     26,000            23,000
                                                                                      -------------     -------------
                                                                                      $  2,645,000      $  2,254,000
                                                                                      =============     =============

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                       Total
                                                           Limited              General              Partners'
                                                           Partners             Partners          Equity (Deficit)
                                                       -----------------    -----------------     -----------------
Balance at December 31, 2000                           $     (1,180,000)    $       (409,000)     $     (1,589,000)

Net income                                                    2,619,000               26,000             2,645,000

Equity transfer                                                (655,000)             655,000                     -
                                                       -----------------    -----------------     -----------------
Balance at September 30, 2001                          $        784,000     $        272,000      $      1,056,000
                                                       =================    =================     =================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                              -------------------------------------
                                                                                    2001                 2000
                                                                              ----------------      ---------------
  Cash flows from operating activities:
    Net income                                                                $     2,645,000       $    2,254,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 400,000              401,000
         Gain on sale of land                                                               -             (136,000)
         (Increase) decrease in rent and other receivables                            (29,000)              36,000
         Decrease in other assets                                                      27,000               10,000
         Increase in accounts payable                                                  86,000                1,000
         Decrease in deferred revenue                                                 (30,000)              (9,000)
                                                                              ----------------      ---------------
             Total adjustments                                                        454,000              303,000
                                                                              ----------------      ---------------
             Net cash provided by operating activities                              3,099,000            2,557,000
                                                                              ----------------      ---------------
  Cash flows from investing activities:
    Proceeds from sale of land                                                              -              172,000
    Additions to real estate facilities                                              (163,000)            (173,000)
                                                                              ----------------      ---------------
             Net cash used in investing activities                                   (163,000)              (1,000)
                                                                              ----------------      ---------------

  Cash flows from financing activities:
    Principal payments on note payable to commercial bank                          (3,000,000)          (2,550,000)
                                                                              ----------------      ---------------
             Net cash used in financing activities                                 (3,000,000)          (2,550,000)
                                                                              ----------------      ---------------

  Net (decrease) increase in cash and cash equivalents                                (64,000)               6,000

  Cash and cash equivalents at the beginning of the period                            324,000              153,000
                                                                              ----------------      ---------------
  Cash and cash equivalents at the end of the period                          $       260,000       $      159,000
                                                                              ================      ===============

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 2001, the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

4. During October 1998, we borrowed $12,400,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (3.187% as of September 30, 2001). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

5. We also entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $5,000,000 of debt through October 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covers $2,500,000 of debt through October 2001 and effectively changes the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received.

6. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

7. During the third quarter of 2001, the property manager changed its lease agreements in regards to collecting rent. New tenants are now required to pay rent in arrears as opposed to paying in advance. Primarily as a result of this change, rent and other receivables increased $29,000 and deferred revenue decreased $30,000 from December 31, 2000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000:

         Our net income for the nine months ended September 30, 2001 was $2,645,000 compared to $2,254,000 for the nine months ended September 30, 2000, representing an increase of $391,000 or 17%. Our net income for the three months ended September 30, 2001 was $940,000 compared to $755,000 for the three months ended September 30, 2000, representing an increase of $185,000 or 25%. These increases are primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the nine months ended September 30, 2001 was $4,441,000 compared to $4,005,000 for the nine months ended September 30, 2000, representing an increase of $436,000 or 11%. Rental income for the three months ended September 30, 2001 was $1,532,000 compared to $1,371,000 for the three months ended September 30, 2000, representing an increase of $161,000 or 12%. These increases are attributable to higher rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 92% and 96% for the nine months ended September 30, 2001 and 2000, respectively. Annual realized rent for the nine months ended September 30, 2001 increased to $12.63 per occupied square foot from $10.97 per occupied square foot for the nine months ended September 30, 2000.

         Cost of operations (including management fees paid to an affiliate) for the nine months ended September 30, 2001 was $1,145,000 compared to $1,104,000 for the nine months ended September 30, 2000, representing an increase of $41,000 or 4%. Cost of operations (including management fees paid to an affiliate) for the three months ended September 30, 2001 was $395,000 compared to $375,000 for the three months ended September 30, 2000, representing a increase of $20,000 or 5%. This increase is attributable to increases in management fees which are based on property revenues of the Partnership, and advertising and promotion expense.

         Interest expense was $195,000 for the nine months ended September 30, 2001 from $318,000 for the same period in 2000, a $123,000 or 39% decrease. This decrease is mainly attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($3,099,000 for the nine months ended September 30, 2001) has been sufficient to meet all current obligations of the Partnership.

         During October 1998, we borrowed $12,400,000 from a commercial bank to payoff other loans. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (3.187% as of September 30, 2001). The loan requires monthly payments of interest and mature October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

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

         During the third quarter of 2001, the property manager changed its lease agreements in regards to collecting rent. New tenants are now required to pay rent in arrears as opposed to paying in advance. Primarily as a result of this change, rent and other receivables increased $29,000 and deferred revenue decreased $30,000 from December 31, 2000.

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







                                            DATED:  November 13, 2001

                                            PUBLIC STORAGE PROPERTIES, LTD.

                                            BY:  Public Storage, Inc.
                                                 General Partner





                                            BY:  /s/ John Reyes
                                                 -------------
                                                 John Reyes
                                                 Senior Vice President and
                                                   Chief Financial Officer