Form 10-K405
period 2001-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 2002-03-29
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

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

Investment in Facilities
------------------------

         At December 31, 2001, the Partnership owned nine properties. The Partnership purchased its last property in July 1978. During the year 2000, the Partnership sold 3 parcels of excess land adjacent to operating facilities for an aggregate sale price of $172,000 resulting in a gain of $136,000.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     o Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 200,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 96% and 92% for 2000 and 2001, respectively. Realized annual rents per square foot increased 16% from $11.08 in 2000 to $12.84 in 2001. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels.

     o Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     o Professional property operation. There are approximately 4,400 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and other owners of properties operated by PSI.

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

Other Business Activities
-------------------------

         A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the re-insurance.

         A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. We believe that the availability of locks and boxes for sale and the rental of trucks promote the rental of spaces.

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

ITEM 1A. Risk Factors

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

PUBLIC STORAGE HAS A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP.

         Public Storage is general partner and owns approximately 31.4% of our outstanding limited partnership units. As a result, Public Storage has a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

     o   lack of demand for rental spaces or units in a locale;

     o   changes in general economic or local conditions;

     o changes in supply of or demand for similar or competing facilities in an area;

     o   the impact of environmental protection laws;

     o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

     o   changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities. All of the properties the Partnership has an interest in are self-storage facilities. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in certain market areas in which we operate.

         We may incur significant environmental costs and liabilities. As an owner of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

         We have conducted preliminary environmental assessments on most of our properties to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

ITEM 2.  Properties

         The following table sets forth information as of December 31, 2001 about properties owned by the Partnership:

                                                     Net               Number               Date               Completion
       Location            Size of Parcel       Rentable Area         of Spaces          of Purchase              Date
--------------------       --------------       --------------        ---------         -------------          -----------
California
----------
Corona                      2.82 acres           52,000 sq. ft.           468           June 29, 1978           Dec. 1978
Fremont                     3.00 acres           53,000 sq. ft.           471           Mar. 21, 1978           Nov. 1978
Milpitas (1)                3.40 acres           55,000 sq. ft            430            May 8, 1978            Nov. 1978
Norco                       1.66 acres           29,000 sq. ft            257           July 19, 1978           Dec. 1978
North Hollywood             2.06 acres           38,000 sq. ft.           343           Mar. 17, 1978           Dec. 1979
Pasadena                    1.84 acres           37,000 sq. ft.           385           Feb. 24, 1978           Aug. 1978
Sun Valley                  2.72 acres           53,000 sq. ft.           477           May 30, 1978            Oct. 1978
Wilmington                  6.32 acres          133,000 sq. ft.         1,088           Apr. 18, 1978           Aug. 1978
Whittier -
  El Monte (2)              3.28 acres           58,000 sq. ft.           538           Nov. 29, 1977           July 1978

(1) In the first quarter of 2000, the Partnership sold approximately 2% of the land.

(2) In the second quarter of 2000, the Partnership sold approximately 19% of the land.

         The weighted average occupancy level for the mini-warehouse facilities was 96% and 92% for 2000 and 2001, respectively.

        The properties are held subject to encumbrances which are described in this report under Note 7 of the Notes to the Financial Statements included in
Item 8.

ITEM 3.  Legal Proceedings

         No material legal proceeding is pending against the Partnership.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2001, there were approximately 609 record holders of Units.

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

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  Selected financial data

       For the Year Ended
          December 31,                  2001               2000               1999               1998               1997
------------------------------     ---------------    ---------------    ---------------    ---------------    ---------------
Revenues                           $     6,006,000    $     5,401,000    $     4,978,000    $     4,629,000    $     4,337,000

Depreciation and
  amortization                             533,000            534,000            579,000            498,000            446,000

Interest expense                           221,000            415,000            601,000          1,077,000          1,252,000

Net income (2)                           3,643,000          2,997,000          2,288,000          1,622,000          1,341,000

Limited partners' share                  3,607,000          2,967,000          2,265,000          1,605,000          1,328,000

General partners' share                     36,000             30,000             23,000             17,000             13,000

Limited partners' per unit data (1):
  Net income (2)                           $180.35            $148.35            $113.25             $80.25             $66.40

As of December 31,
------------------------------
Cash and cash equivalents          $       175,000    $       324,000    $       153,000    $       248,000    $       546,000

Total assets                       $     4,242,000    $     4,664,000    $     4,873,000    $     5,349,000    $     5,760,000

Notes payable                      $     2,000,000    $     6,025,000    $     9,225,000   $     12,000,000   $     14,093,000

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors", and include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

Critical Accounting Policy - Impairment of Long Lived Assets
------------------------------------------------------------

         Substantially all of the Partnership's assets consist of investments in real estate assets. We annually evaluate our real estate investments for impairment. This evaluation includes identifying indicators of impairment. When indicators of impairment are present and the undiscounted future cash flows of the assets are less than the carrying amount, an impairment charge is recorded. The Partnership has determined at December 31, 2001 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses the procedures to be followed in evaluating and recording impairment losses with respect to long-lived assets. The Partnership will adopt this Statement in its fiscal year ended December 31, 2002, and expects that there will be no material impact from this Statement with respect to impairment losses.

         However, future events could cause us to conclude that our real estate investments are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

         The Partnership's net income in 2001 was $3,643,000 compared to $2,997,000 in 2000, representing an increase of $646,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities and a decrease in interest expense.

         During 2001, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $554,000 or 16.5% from $3,356,000 in 2000 to $3,910,000 in 2001. This increase is primarily attributable to an increase in rental revenues at the Partnership's mini-warehouse facilities partially offset by an increase in cost of operations.

         Rental income was $5,972,000 in 2001 compared to $5,393,000 in 2000, representing an increase of $579,000, or 10.7%. This increase is primarily attributable to increased rental rates at the Partnership's real estate facilities. Weighted average occupancy levels at the mini-warehouses was 92% and 96% for 2001 and 2000, respectively. The average annual realized rent per square foot at the mini-warehouses was $12.84 in 2001 compared to $11.08 in 2000.

         Cost of operations (including management fees paid to an affiliate) was $1,529,000 and $1,503,000 in 2001 and 2000, respectively, representing an increase of $26,000, or 1.7%. This increase is mainly attributable to increases in management fees and advertising and promotion expenses.

         Interest expense was $221,000 and $415,000 in 2001 and 2000, respectively, representing a decrease of $194,000, or 46.7%. The decrease results from a lower average outstanding loan balance in 2001 compared to 2000. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

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

Liquidity and Capital Resources
-------------------------------

         Cash flow from operating activities of $4,083,000 in 2001 has been sufficient to meet all current obligations of the Partnership. During 2002, the Partnership anticipates approximately $128,000 of capital improvements compared to $207,000 in 2001 and $204,000 in 2000.

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

         During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public Storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (2.45% as of December 31, 2001). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's existing indebtedness.

         The Partnership entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covered $5,000,000 of debt through October 2000, effectively changed the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covered $2,500,000 of debt which expired during October 2001, effectively changed the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap were deferred and included in income over the life of the contract. The Partnership recorded the differences paid or received on the interest rate swap in interest expense as payments were made or received.

         Distributions to the limited and general partners for the years 1978-1990 aggregated $37,832,000 including $20,202,000 distributed to the partners in 1987.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnership's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis or entering into interest swap transactions. As of December 31, 2001 the Partnership had $2,000,000 of outstanding debt maturing on October, 2002. Also, the Partnership had an interest rate swap in the notional amount of $2,500,000 which expired during October, 2001.

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

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business parks owned by the Joint Venture were managed by a predecessor of PSBPLP, pursuant to a Management Agreement. In January 1997, the Joint Venture transferred its business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

         Name                          Positions with PSI
-----------------------       -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
Marvin M. Lotz                Senior Vice President and Director
B. Wayne Hughes, Jr.          Vice President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Carl B. Phelps                Senior Vice President and General Counsel
Bahman Abtahi                 Senior Vice President
W. David Ristig               Senior Vice President
Anthony Grillo                Senior Vice President
A. Timothy Scott              Senior Vice President and Tax Counsel
David P. Singelyn             Vice President and Treasurer
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 68, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 65, has been employed by PSI for 24 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 59, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 42 became a director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities and is also the president of a firm that manufactures and distributes sweets. He is the son of
B. Wayne Hughes.

         John Reyes, age 41, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 63, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development until April 2001 when he became General Counsel. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 58, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi had responsibility for all of Public Storage's construction and maintenance activities until April 2001 when he was made responsible for special projects. Prior to joining the Company, he was a management consultant.

         W. David Ristig, age 53, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig is responsible for the Company's land acquisition and construction program. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         Anthony Grillo, age 46, became a Senior Vice President of the Company in November 2001. Mr. Grillo has been employed by the Company or a predecessor since 1981, and is currently Executive Vice President of the Property Management Division. Previously, Mr. Grillo held various other management positions in the Company's property management operations.

         A. Timothy Scott, age 50, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 40, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Robert J. Abernethy, age 62, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 66, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 68, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of

Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 54, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 53, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 49, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

         Pursuant to Articles 16 and 17 of the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement, File No. 2-92009, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

         Each director of PSI serves until he resigns or is removed from office by PSI, and may resign or be removed from office at any time with or without cause. Each officer of PSI serves until he resigns or is removed by the board of directors of PSI. Any such officer may resign or be removed from office at any time with or without cause.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         (a) At March 15, 2002, the following beneficially owned more than 5% of the Units:

          Title                         Name and Address                       Beneficial             Percent
        of Class                       of Beneficial Owner                     Ownership              of Class
--------------------       -----------------------------------------         ---------------          --------
Units of Limited           Public Storage, Inc.                              6,274 Units (1)           31.4%
Partnership Interest       701 Western Ave.
                           Glendale, California 91201

Units of Limited           H-G Family Corporation, Tamara Hughes             6,164 Units (2)           30.8%
Partnership Interest       Gustavson, PS Orangeco Partnerships, Inc.
                           701 Western Ave.
                           Glendale, California 91201

(1) Includes (i) 6,169 Units owned by PSI as to which PSI has sole voting and dispositive power, (ii) 25 Units which PSI has an option to acquire from a corporation of which Hughes' children are shareholders and (iii) 80 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes (i) 6,025 Units owned by H-G Family Corporation, a corporation of which Hughes' children are shareholders; PSI has an option to acquire 25 of these Units, (ii) 80 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 80 Units, and
         (iii) 59 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own 51% of the voting stock and PSI the remaining 49%.

         (b) The Partnership has no officers and directors.

         The General Partners (or their predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participates in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 6,102 Units, representing 30.5% of the Units (including the 6,025 Units owned by H-G Family Corporation and the 59 Units owned by PS Orangeco Partnerships, Inc.).

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

ITEM 13. Certain Relationships and Related Transactions

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. During 2001, there were no incentive distributions paid by the Partnership.

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 2001, the Partnership paid fees of $358,000 to PSI pursuant to the Management Agreement.

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

(b)      Reports on Form 8-K:  No reports on Form 8-K were filed during 2001.

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

                                 PUBLIC STORAGE PROPERTIES, LTD.
                                 a California Limited Partnership
Dated:  March 29, 2002           By:  Public Storage, Inc., General Partner

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

                 Signature                                         Capacity                                    Date
---------------------------------------       -----------------------------------------------             --------------
/s/ B. Wayne Hughes                           Chairman of the Board and Chief Executive                   March 29, 2002
---------------------------------------       Officer of Public Storage, Inc. (principal
B. Wayne Hughes                               executive officer)


/s/ Harvey Lenkin                             President and Director                                      March 29, 2002
---------------------------------------       of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                            Senior Vice President and Director                          March 29, 2002
---------------------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                      Vice President and Director                                 March 29, 2002
---------------------------------------       of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                                Senior Vice President and Chief Financial                   March 29, 2002
---------------------------------------       Officer of Public Storage, Inc. (principal
John Reyes                                    financial officer and principal accounting officer)

/s/ Robert J. Abernethy                       Director of Public Storage, Inc.                            March 29, 2002
---------------------------------------
Robert J. Abernethy

                                              Director of Public Storage, Inc.
---------------------------------------
Dann V. Angeloff

                                              Director of Public Storage, Inc.
---------------------------------------
William C. Baker

                                              Director of Public Storage, Inc.
---------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                            Director of Public Storage, Inc.                            March 29, 2002
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                          Director of Public Storage, Inc.                            March 29, 2002
---------------------------------------
Daniel C. Staton

                                       17

                         PUBLIC STORAGE PROPERTIES, LTD.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))

                                                                          Page
                                                                    References

Report of Independent Auditors                                             F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2001 and 2000                            F-2

For the years ended December 31, 2001, 2000 and 1999:

     Statements of Income                                                  F-3

     Statements of Partners' Equity (Deficit)                              F-4

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

                         Report of Independent Auditors




The Partners
Public Storage Properties, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties, Ltd. as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP




March 23, 2002
Los Angeles, California

                         PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           December 31, 2001 and 2000


                                                                                 2001                   2000
                                                                            ----------------       ----------------
                                     ASSETS


Cash and cash equivalents                                                   $       175,000        $       324,000
Rent and other receivables                                                          157,000                 74,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                    9,021,000              8,814,000
     Land                                                                         2,476,000              2,476,000
                                                                            ----------------       ----------------
                                                                                 11,497,000             11,290,000

     Less accumulated depreciation                                               (7,636,000)            (7,103,000)
                                                                            ----------------       ----------------
                                                                                  3,861,000              4,187,000

Other assets                                                                         49,000                 79,000
                                                                            ----------------       ----------------
Total assets                                                                $     4,242,000        $     4,664,000
                                                                            ================       ================


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Accounts payable                                                            $        56,000        $        77,000
Deferred revenue                                                                    132,000                151,000
Note payable to commercial bank                                                   2,000,000              6,025,000

Partners' equity (deficit):
    Limited partners' equity (deficit), $500 per unit, 20,000 units
       authorized, issued and outstanding                                         1,525,000             (1,180,000)
    General partners' equity (deficit)                                              529,000               (409,000)
                                                                            ----------------       ----------------
     Total partners' equity (deficit)                                             2,054,000             (1,589,000)
                                                                            ----------------       ----------------

Total liabilities and partners' equity (deficit)                            $     4,242,000        $     4,664,000
                                                                            ================       ================

                            See accompanying notes.
                                      F-2

                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                                             2001                   2000                   1999
                                                       ------------------     ------------------     ------------------
REVENUES:

Rental income                                          $       5,972,000      $       5,393,000      $       4,969,000
Gain on sale of land                                                   -                136,000                      -
Other income                                                      34,000                  8,000                  9,000
                                                       ------------------     ------------------     ------------------
                                                               6,006,000              5,537,000              4,978,000

COSTS AND EXPENSES:

Cost of operations                                             1,171,000              1,180,000              1,142,000
Management fees paid to affiliate                                358,000                323,000                298,000
Depreciation                                                     533,000                534,000                579,000
Administrative                                                    80,000                 88,000                 70,000
Interest expense                                                 221,000                415,000                601,000
                                                       ------------------     ------------------     ------------------
                                                               2,363,000              2,540,000              2,690,000
                                                       ------------------     ------------------     ------------------
NET INCOME                                             $       3,643,000      $       2,997,000      $       2,288,000
                                                       ==================     ==================     ==================

Limited partners' share of net income ($180.35 per
   unit in 2001, $148.35 per unit in 2000 and
   $113.25 per unit in 1999)                           $       3,607,000      $       2,967,000      $       2,265,000

General partners' share of net income                             36,000                 30,000                 23,000
                                                       ------------------     ------------------     ------------------
                                                       $       3,643,000      $       2,997,000      $       2,288,000
                                                       ==================     ==================     ==================

                            See accompanying notes.
                                      F-3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              For the years ended December 31, 2001, 2000 and 1999


                                                                                                Total Partners'
                                                   Limited Partners      General Partners      Equity (Deficit)
                                                  -------------------   -------------------   -------------------
Balance at December 31, 1999                       $     (3,405,000)    $     (1,181,000)    $     (4,586,000)

Net income                                                2,967,000               30,000            2,997,000

Equity transfer                                            (742,000)             742,000                    -
                                                  -------------------   -------------------   -------------------
Balance at December 31, 2000                             (1,180,000)            (409,000)          (1,589,000)

Net income                                                3,607,000               36,000            3,643,000

Equity transfer                                            (902,000)             902,000                    -
                                                  -------------------   -------------------   -------------------
Balance at December 31, 2001                       $      1,525,000     $        529,000     $      2,054,000
                                                  ===================   ===================   ===================

                            See accompanying notes.
                                      F-4

                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999


                                                                           2001              2000              1999
                                                                      ---------------   ---------------   ---------------
Cash flows from operating activities:

     Net income                                                       $    3,643,000    $    2,997,000    $    2,288,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                        533,000           534,000           579,000
         Gain on sale of land                                                      -          (136,000)                -
         Increase in rent and other receivables                              (83,000)           (1,000)          (37,000)
         Amortization of prepaid loan fees                                    17,000            17,000            17,000
         Decrease (increase) in other assets                                  13,000            (2,000)           (7,000)
         Decrease in accounts payable                                        (21,000)           (1,000)          (18,000)
         (Decrease) increase in deferred revenue                             (19,000)           (5,000)           29,000
                                                                      ---------------   ---------------   ---------------
         Total adjustments                                                   440,000           406,000           563,000
                                                                      ---------------   ---------------   ---------------
         Net cash provided by operating activities                         4,083,000         3,403,000         2,851,000
                                                                      ---------------   ---------------   ---------------
Cash flows from investing activities:

     Proceeds from sale of land                                                    -           172,000                 -
     Additions to real estate facilities                                    (207,000)         (204,000)         (171,000)
                                                                      ---------------   ---------------   ---------------
         Net cash used in investing activities                              (207,000)          (32,000)         (171,000)
                                                                      ---------------   ---------------   ---------------
Cash flows from financing activities:

    Principal payments on note payable to commercial bank                 (4,025,000)       (3,200,000)       (2,775,000)
                                                                      ---------------   ---------------   ---------------
         Net cash used in financing activities                            (4,025,000)       (3,200,000)       (2,775,000)
                                                                      ---------------   ---------------   ---------------
Net (decrease) increase in cash and cash equivalents                        (149,000)          171,000           (95,000)

Cash and cash equivalents at the beginning of the year                       324,000           153,000           248,000
                                                                      ---------------   ---------------   ---------------
Cash and cash equivalents at the end of the year                      $      175,000    $      324,000    $      153,000
                                                                      ===============   ===============   ===============

                            See accompanying notes.
                                      F-5

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

2.       Summary of Significant Accounting Policies and Partnership Matters

         Mini-Warehouse Facilities:
         -------------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 2001 and 2000 to develop mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

                  In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets (including intangibles), by identifying indicators of impairment and, if such indicators exist, by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

                  During the year 2000, the Partnership sold 3 parcels of excess land adjacent to operating facilities for an aggregate sale price of $172,000 resulting in a gain of $136,000.

         Revenue Recognition:
         -------------------

                  Property rents are recognized as earned. Advertising costs of $190,000, $148,000 and $122,000 in 2001, 2000 and 1999, respectively, are expensed as incurred.

         Allocation of Net Income:
         ------------------------

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

         Cash and Cash Equivalents:
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

2.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Other Assets:
         ------------

                  In 1998, the Partnership incurred financing costs of $71,000 in connection with the note payable from a commercial bank. These costs are being amortized over the life of the loan. As of December 31, 2001 other assets includes $14,000 relating to these financing costs.

         Use of Estimates:
         ----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Environmental Cost:
         ------------------

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

         Segment Reporting:
         -----------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), therefore the adoption of SFAS No. 131 had no effect on the Partnership disclosures.

         Recent Accounting Pronouncements and Guidance:
         ---------------------------------------------

                  ACCOUNTING FOR BUSINESS COMBINATIONS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Partnership adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no effect on the Partnership's financial statements.

                  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

                  In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination, which are addresses in SFAS 141) are to be accounted for. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS 142, the Partnership will adopt the provisions of SFAS No. 142 in its financial statements beginning with the year ending December 31, 2002. The adoption of the SFAS 142 will have no impact upon the Partnership's financial position or results of operations.

2.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Recent Accounting Pronouncements and Guidance (Continued):
         ---------------------------------------------------------

                  ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED
                  ASSETS

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 on January 1, 2002, and does not expect that the adoption of the Statement will have a material impact upon the Partnership's financial position or results of operations.

3.       Cash Distributions

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since the fourth quarter of 1990 for debt service payments.

4.       Partners' Equity (Deficit)

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

5.       Related Party Transactions

                  The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For 2001, 2000 and 1999, the Partnership paid PSI $358,000 $323,000 and
         $298,000, respectively, pursuant to this management agreement.

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

                  Unaudited taxable net income was $3,723,000, $3,164,000 and $2,513,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from difference in depreciation methods.

7.       Notes Payable

                  During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff the loan from Public Storage, Inc. and the mortgage note with a third party. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (2.45% as of December 31, 2001). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's existing indebtedness.

                  The Partnership entered into interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covered $5,000,000 of debt through October 2000, effectively changed the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement, which covered $2,500,000 of debt which expired during October 2001, effectively changed the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap were deferred and included in income over the life of the contract. The Partnership recorded the differences paid or received on the interest rate swap in interest expense as payments were made or received.

                           The estimated fair value of the Partnership's note payable as of December 31, 2001 are their current outstanding balances. This value is based on notes currently available with similar terms and remaining maturities.

                  Interest paid during 2001, 2000 and 1999 was $226,000, $427,000 and $647,000, respectively.

8.       Supplementary Quarterly Financial Data (Unaudited)

                                                               Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2001      June 30, 2001     September 30, 2001     December 31, 2001
                               --------------     --------------     ------------------     -----------------
Rental Income                  $    1,438,000     $    1,471,000      $     1,532,000        $     1,531,000
Cost of Operations             $      378,000     $      372,000      $       395,000        $       384,000
Net Income                     $      820,000     $      885,000      $       940,000        $       998,000
Net Income Per Unit            $        40.60     $        43.80      $         46.55        $         49.40


                                                               Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2000      June 30, 2000     September 30, 2000      December 31, 2000
                               --------------     --------------     ------------------     -----------------
Rental Income                  $    1,287,000     $    1,347,000      $     1,371,000        $     1,388,000
Cost of Operations             $      364,000     $      365,000      $       375,000        $       399,000
Net Income                     $      706,000     $      793,000      $       755,000        $       743,000
Net Income Per Unit            $        34.95     $        39.25      $         37.35        $         36.80

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2001


                                                       Initial Cost
                                                --------------------------
                                                                Building,      Costs Subsequent
                                                                Land Imp &      to construction
        Description           Encumbrances         Land         Equipment       (Improvements)
------------------------      -------------     ----------      ----------      ---------------
Pasadena                                          $327,000        $515,000           $257,000
Whittier - El Monte (1)                            166,000         763,000            294,000
Fremont                                            112,000         741,000            353,000
Milpitas (2)                                       198,000         649,000            207,000
Wilmington                                         815,000       1,336,000            580,000
Sun Valley                                         329,000         611,000            293,000
Corona                                             155,000         757,000            275,000
Norco                                               95,000         456,000            127,000
North Hollywood                                    314,000         553,000            219,000
                              -------------     ----------      ----------      ---------------
                                 $2,000,000     $2,511,000      $6,381,000         $2,605,000
                              =============     ==========      ==========      ===============

                                          Gross Carrying Amount
                                          at December 31, 2001
                              ---------------------------------------------
                                               Building,
                                              Land Imp &                        Accumulated        Date
        Description             Land           Equipment           Total        Depreciation     Completed
------------------------      ----------      ------------      -----------     ------------     ---------
Pasadena                        $327,000          $772,000       $1,099,000        $674,000        08/78
Whittier - El Monte (1)          134,000         1,089,000        1,223,000         895,000        07/78
Fremont                          112,000         1,094,000        1,206,000         946,000        11/78
Milpitas (2)                     195,000           859,000        1,054,000         711,000        11/78
Wilmington                       815,000         1,916,000        2,731,000       1,657,000        08/78
Sun Valley                       329,000           904,000        1,233,000         812,000        10/78
Corona                           155,000         1,032,000        1,187,000         833,000        12/78
Norco                             95,000           583,000          678,000         478,000        12/78
North Hollywood                  314,000           772,000        1,086,000         630,000        12/79
                              ----------      ------------      -----------     ------------
                              $2,476,000        $9,021,000      $11,497,000      $7,636,000
                              ==========      ============      ===========     ============

(1) In the second quarter of 2000, the Partnership sold approximately 19% of the land.

(2) In the first quarter of 2000, the Partnership sold approximately 2% of the land.

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                      COST

                                                   2001             2000
                                              -------------    -------------
Balance at the beginning of the period        $  11,290,000    $  11,122,000

Additions during the period
    Improvements                                    207,000           32,000
    Sale of Land                                          -          136,000
                                              -------------    -------------
Balance at the close of the period            $  11,497,000    $  11,290,000
                                              =============    =============


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                   2001             2000
                                              -------------    -------------

Balance at the beginning of the period        $   7,103,000    $   6,569,000

Additions during the period
    Depreciation                                    533,000          534,000
                                              -------------    -------------
Balance at the close of the period            $   7,636,000    $   7,103,000
                                              =============    =============

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $8,677,000 (unaudited).