Form 10-Q
period 2002-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 2002-05-15
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002

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

                                      INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 2002
     and December 31, 2001                                                     2

Condensed statements of income for the three
     months ended March 31, 2002 and 2001                                      3

Condensed statement of partners' deficit for the
     three months ended March 31, 2002                                         4

Condensed statements of cash flows for the
     three months ended March 31, 2002 and 2001                                5

Notes to condensed financial statements                                      6-7

Management's discussion and analysis of
     financial condition and results of operations                          8-11

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                      12

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               March 31,           December 31,
                                                                                 2002                  2001
                                                                            ---------------      ---------------
                                                                              (Unaudited)

                                     ASSETS

Cash and cash equivalents                                                   $      308,000       $      175,000
Rent and other receivables                                                         110,000              157,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   9,051,000            9,021,000
     Land                                                                        2,476,000            2,476,000
                                                                            ---------------      ---------------
                                                                                11,527,000           11,497,000

     Less accumulated depreciation                                              (7,764,000)          (7,636,000)
                                                                            ---------------      ---------------
                                                                                 3,763,000            3,861,000

Other assets                                                                        42,000               49,000
                                                                            ---------------      ---------------

Total assets                                                                $    4,223,000       $    4,242,000
                                                                            ===============      ===============


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                            $      123,000       $       56,000
Deferred revenue                                                                   129,000              132,000
Note payable to commercial bank                                                    950,000            2,000,000

Partners' equity:
     Limited partners' deficit, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        2,243,000            1,525,000
     General partners' equity                                                      778,000              529,000
                                                                            ---------------      ---------------

     Total partners' equity                                                      3,021,000            2,054,000
                                                                            ---------------      ---------------

Total liabilities and partners' equity                                      $    4,223,000       $    4,242,000
                                                                            ===============      ===============

                             See accompanying notes.
                                        2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                      -----------------------------------
                                                                            2002                2001
                                                                      ---------------     ---------------
  REVENUES:

  Rental income                                                       $    1,481,000      $    1,438,000
  Other income                                                                 9,000               4,000
                                                                      ---------------     ---------------

                                                                           1,490,000           1,442,000

  COSTS AND EXPENSES:

  Cost of operations                                                         274,000             292,000
  Management fees paid to affiliate                                           89,000              86,000
  Depreciation                                                               128,000             134,000
  Administrative                                                              22,000              28,000
  Interest expense                                                            10,000              82,000
                                                                      ---------------     ---------------
                                                                             523,000             622,000
                                                                      ---------------     ---------------
  NET INCOME                                                          $      967,000      $      820,000
                                                                      ===============     ===============

  Limited partners' share of net income ($47.85 per unit
    in 2002 and $40.60 per unit in 2001)                              $      957,000      $      812,000

  General partners' share of net income                                       10,000               8,000
                                                                      ---------------     ---------------
                                                                      $      967,000      $      820,000
                                                                      ===============     ===============

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                       Total
                                                           Limited              General              Partners'
                                                          Partners              Partners              Equity
                                                       -----------------    -----------------     -----------------
Balance at December 31, 2001                           $      1,525,000     $        529,000      $      2,054,000

Net income                                                      957,000               10,000               967,000

Equity transfer                                                (239,000)             239,000                     -
                                                       -----------------    -----------------     -----------------
Balance at March 31, 2002                              $      2,243,000     $        778,000      $      3,021,000
                                                       =================    =================     =================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                    2002                 2001
                                                                              ----------------     ----------------
  Cash flows from operating activities:

    Net income                                                                $       967,000      $       820,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 128,000              134,000
         Decrease in rent and other receivables                                        47,000               40,000
         Amortization of prepaid loan fees                                              4,000                4,000
         Decrease in other assets                                                       3,000                5,000
         Increase (decrease) in accounts payable                                       67,000              (32,000)
         (Decrease) increase in deferred revenue                                       (3,000)              11,000
                                                                              ----------------     ----------------

             Total adjustments                                                        246,000              162,000
                                                                              ----------------     ----------------

             Net cash provided by operating activities                              1,213,000              982,000
                                                                              ----------------     ----------------

  Cash flows from investing activities:

    Additions to real estate facilities                                               (30,000)             (20,000)
                                                                              ----------------     ----------------

             Net cash used in investing activities                                    (30,000)             (20,000)
                                                                              ----------------     ----------------

  Cash flows from financing activities:

    Principal payments on note payable to commercial bank                          (1,050,000)          (1,050,000)
                                                                              ----------------     ----------------

             Net cash used in financing activities                                 (1,050,000)          (1,050,000)
                                                                              ----------------     ----------------

  Net increase (decrease) in cash and cash equivalents                                133,000              (88,000)

  Cash and cash equivalents at the beginning of the period                            175,000              324,000
                                                                              ----------------     ----------------

  Cash and cash equivalents at the end of the period                          $       308,000      $       236,000
                                                                              =================    ================

                            See accompanying notes.
                                       5

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2001.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2002, the results of its operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

4. During October 1998, we borrowed $12,400,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (2.425% as of March 31, 2002). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We also entered into two interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The first agreement, which covered $5,000,000 of debt through October 2000, effectively changed the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement covered $2,500,000 of debt through October 2001 and effectively changed the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap were deferred and included in income over the life of the contract. We recorded the differences paid or received on the interest rate swap in interest expense as payments are made or received.

5. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Partnership adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no effect on the Partnership's financial statements.

6. In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). We adopted these statements effective January 1, 2002.

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at March 31, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

7. Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at March 31, 2002.

                         PUBLIC STORAGE PROPERTIES, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (page 10), and include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the risk of terrorist attacks; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quartelry basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at March 31, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Future events could cause us to conclude that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of the Partnership's assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescense or other factors, could have a material adverse impact on our financial condition or results of operations.

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

         Our net income for the three months ended March 31, 2002 was $967,000 compared to $820,000 for the three months ended March 31, 2001, representing an increase of $147,000 or 18%. The increase is primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the three months ended March 31, 2002 was $1,481,000 compared to $1,438,000 for the three months ended March 31, 2001, representing an increase of $43,000 or 3%. The increase was attributable to higher rental rates. Annual realized rent for the three months ended March 31, 2002 increased to $13.82 per occupied square foot from $12.16 per occupied square foot for the three months ended March 31, 2001, a 14% increase. The weighted average occupancy levels at the mini-warehouse facilities were 87% and 93% for the three months ended March 31, 2002 and 2001, respectively.

         Cost of operations (including management fees paid to an affiliate) for the three months ended March 31, 2002 was $363,000 compared to $378,000 for the three months ended March 31, 2001, representing a decrease of $15,000 or 4%.

         Interest expense decreased $72,000 to $10,000 for the three months ended March 31, 2002 from $82,000 for the same period in 2001. The decrease is attributable to lower outstanding principal balances.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($1,213,000 for the three months ended March 31, 2002) has been sufficient to meet all current obligations of the Partnership.

         During October 1998, we borrowed $12,400,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55% (2.425% as of March 31, 2002). The loan requires monthly payments of interest and matures October 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We also entered into two interest rate swap agreements to reduce the impact of changes in interest rates on a portion of its floating rate debt. The first agreement, which covered $5,000,000 of debt through October 2000, effectively changed the interest rate exposure from floating rate to a fixed rate of 5.205%. The second agreement covered $2,500,000 of debt through October 2001 and effectively changed the interest rate exposure from floating rate to a fixed rate of 5.33%. Market gains and losses on the value of the swap were deferred and included in income over the life of the contract. We recorded the differences paid or received on the interest rate swap in interest expense as payments are made or received.

RISK FACTORS
------------

         In addition to the other information in our Form 10-Q, you should consider the following factors in evaluating the Partnership:

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

         o    potential terrorist attacks;

         o    the impact of environmental protection laws;

         o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

         o    changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities. Most of the properties the Partnership has an interest in are self-storage facilities. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in certain market areas in which we operate.

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

         We have conducted preliminary environmental assessments on most of the properties the Partnership has an interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

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







                                                DATED: May 15, 2002

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