Form 10-Q
period 2002-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 2002-08-14
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2002

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

                                      INDEX

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2002
     and December 31, 2001                                                    2

Condensed statements of income for the three and six
     months ended June 30, 2002 and 2001                                      3

Condensed statement of partners' equity for the
     six months ended June 30, 2002                                           4

Condensed statements of cash flows for the
     six months ended June 30, 2002 and 2001                                  5

Notes to condensed financial statements                                       6

Management's discussion and analysis of
     financial condition and results of operations                          7-8

Risk Factors                                                                8-9

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                     10

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 2002                  2002
                                                                            ---------------       ---------------
                                                                             (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $      302,000       $      175,000
Rent and other receivables                                                          98,000              157,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   9,125,000            9,021,000
     Land                                                                        2,476,000            2,476,000
                                                                            ---------------       ---------------
                                                                                11,601,000           11,497,000

     Less accumulated depreciation                                              (7,893,000)          (7,636,000)
                                                                            ---------------       ---------------
                                                                                 3,708,000            3,861,000

Other assets                                                                        30,000               49,000
                                                                            ---------------       ---------------

Total assets                                                                $    4,138,000       $    4,242,000
                                                                            ===============       ===============


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                            $       29,000       $       56,000
Deferred revenue                                                                   149,000              132,000
Note payable to commercial bank                                                          -            2,000,000

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        2,940,000            1,525,000
     General partners' equity                                                    1,020,000              529,000
                                                                            ---------------       ---------------
     Total partners' equity                                                      3,960,000            2,054,000
                                                                            ---------------       ---------------

Total liabilities and partners' equity                                      $    4,138,000       $    4,242,000
                                                                            ===============       ===============

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 Three Months Ended                      Six Months Ended
                                                                      June 30,                               June 30,
                                                         ----------------------------------     ----------------------------------
                                                              2002                2001               2002               2001
                                                         ---------------    ---------------     ---------------    ---------------
  REVENUES:

  Rental income                                          $    1,470,000     $    1,471,000      $    2,951,000     $    2,909,000
  Other income                                                   10,000              1,000              19,000              5,000
                                                         ---------------    ---------------     ---------------    ---------------
                                                              1,480,000          1,472,000           2,970,000          2,914,000
                                                         ---------------    ---------------     ---------------    ---------------

  COSTS AND EXPENSES:

  Cost of operations                                            286,000            283,000             560,000            575,000
  Management fees paid to affiliate                              88,000             89,000             177,000            175,000
  Depreciation                                                  129,000            133,000             257,000            267,000
  Administrative                                                 35,000             16,000              57,000             44,000
  Interest expense                                                3,000             66,000              13,000            148,000
                                                         ---------------    ---------------     ---------------    ---------------
                                                                541,000            587,000           1,064,000          1,209,000
                                                         ---------------    ---------------     ---------------    ---------------

  NET INCOME                                             $      939,000     $      885,000      $    1,906,000     $    1,705,000
                                                         ===============    ===============     ===============    ===============

  Limited partners' share of net income ($94.35 per
    unit in 2002 and $84.40 per unit in 2001)                                                   $    1,887,000     $    1,688,000

  General partners' share of net income                                                                 19,000             17,000
                                                                                                ---------------    ---------------

                                                                                                $    1,906,000      $   1,705,000
                                                                                                ===============    ===============

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                       Total
                                                           Limited              General              Partners'
                                                          Partners              Partners              Equity
                                                       -----------------    -----------------     -----------------

Balance at December 31, 2001                           $      1,525,000     $        529,000      $      2,054,000

Net income                                                    1,887,000               19,000             1,906,000

Equity transfer                                                (472,000)             472,000                     -
                                                       -----------------    -----------------     -----------------

Balance at June 30, 2002                               $      2,940,000     $      1,020,000      $      3,960,000
                                                       =================    =================     =================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                              -------------------------------------
                                                                                   2002                 2001
                                                                              ----------------     ----------------
  Cash flows from operating activities:

    Net income                                                                $     1,906,000      $     1,705,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 257,000              267,000
         Decrease in rent and other receivables                                        59,000               31,000
         Decrease in other assets                                                      19,000               12,000
         (Decrease) increase in accounts payable                                      (27,000)              41,000
         Increase in deferred revenue                                                  17,000               31,000
                                                                              ----------------     ----------------

             Total adjustments                                                        325,000              382,000
                                                                              ----------------     ----------------

             Net cash provided by operating activities                              2,231,000            2,087,000
                                                                              ----------------     ----------------

  Cash flows from investing activities:

    Additions to real estate facilities                                              (104,000)            (124,000)
                                                                              ----------------     ----------------

             Net cash used in investing activities                                   (104,000)            (124,000)
                                                                              ----------------     ----------------

  Cash flows from financing activities:

    Principal payments on note payable to commercial bank                          (2,000,000)          (2,100,000)
                                                                              ----------------     ----------------

             Net cash used in financing activities                                 (2,000,000)          (2,100,000)
                                                                              ----------------     ----------------

  Net increase (decrease) in cash and cash equivalents                                127,000             (137,000)

  Cash and cash equivalents at the beginning of the period                            175,000              324,000
                                                                              ----------------     ----------------

  Cash and cash equivalents at the end of the period                          $       302,000      $       187,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2002, the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

4. During October 1998, we borrowed $12,400,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55%. The loan was scheduled to mature October 2002. During the second quarter of 2002, the Partnership paid the loan in full without penalty.

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

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at June 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at June 30, 2002.

                         PUBLIC STORAGE PROPERTIES, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at June 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001:

         Our net income for the six months ended June 30, 2002 was $1,906,000 compared to $1,705,000 for the six months ended June 30, 2001, representing an increase of $201,000 or 12%. Our net income for the three months ended June 30, 2002 was $939,000 compared to $885,000 for the three months ended June 30, 2001, representing an increase of $54,000 or 6%. These increases are primarily a result of a decrease in interest expense.

         Rental income for the six months ended June 30, 2002 was $2,951,000 compared to $2,909,000 for the six months ended June 30, 2001, representing an increase of $42,000 or 1%. Rental income for the three months ended June 30, 2002 was $1,470,000 compared to $1,471,000 for the three months ended June 30, 2001, representing a decrease of $1,000. Weighted average occupancy levels at the mini-warehouse facilities were 88% and 92% for the six months ended June 30, 2002 and 2001, respectively. Annual realized rent for the six months ended June 30, 2002 increased to $13.68 per occupied square foot compared $12.41 per occupied square foot for the six months ended June 30, 2001.

         Cost of operations (including management fees paid to an affiliate) for the six months ended June 30, 2002 was $737,000 compared to $750,000 for the six months ended June 30, 2001, representing a decrease of $13,000 or 2%. Cost of operations (including management fees paid to an affiliate) for the three months ended June 30, 2002 was $374,000 compared to $372,000 for the three months ended June 30, 2001, representing an increase of $2,000 or 1%.

         Interest expense was $13,000 in the six months ended June 30, 2002 compared to $148,000 in the same period in 2001, a decrease of $135,000 due to lower outstanding principal balances.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($2,231,000 for the six months ended June 30, 2002) has been sufficient to meet all current obligations of the Partnership.

         During October 1998, we borrowed $12,400,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55%. The loan was scheduled to mature October 2002. During the second quarter of 2002, the Partnership paid the loan in full without penalty.

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

         As all debt has been paid as of June 30, 2002, the Partnership will pay a distribution to its partners for the quarter ended September 30, 2002 and expects to pay quarterly distributions thereafter.

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

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.

ITEM 6 Exhibits and Reports on Form 8-K.
       ---------------------------------

         (a)      The following Exhibits are included herein:

                  (1)      Certification of CEO and CFO Pursuant to 18 U.S.C.
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Form 8-K

                  None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             DATED: August 14, 2002

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