Form 10-Q
period 2002-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 2002-11-14
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


               California                                             95-3196912
----------------------------------------                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

      701 Western Ave.
         Glendale, California                                              91201
--------------------------------------                                     -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
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

                                      INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 2002
     and December 31, 2001                                                     2

Condensed statements of income for the three and nine
     months ended September 30, 2002 and 2001                                  3

Condensed statement of partners' equity for the
     nine months ended September 30, 2002                                      4

Condensed statements of cash flows for the
     nine months ended September 30, 2002 and 2001                             5

Notes to condensed financial statements                                      6-7

Management's discussion and analysis of
     financial condition and results of operations                           8-9

Risk Factors                                                               10-11

Controls and Procedures                                                       11

PART II.  OTHER INFORMATION

Item 1  Legal Proceedings                                                     12

Item 6  Exhibits and Reports on Form 8-K                                      12

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                            September 30,         December 31,
                                                                                2002                  2001
                                                                           ----------------     ----------------
                                                                             (Unaudited)

                                     ASSETS

Cash and cash equivalents                                                   $      536,000       $      175,000
Rent and other receivables                                                          52,000              157,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   9,202,000            9,021,000
     Land                                                                        2,476,000            2,476,000
                                                                           ----------------     ----------------
                                                                                11,678,000           11,497,000

     Less accumulated depreciation                                              (8,022,000)          (7,636,000)
                                                                           ----------------     ----------------
                                                                                 3,656,000            3,861,000

Other assets                                                                        36,000               49,000
                                                                           ----------------     ----------------

Total assets                                                                $    4,280,000       $    4,242,000
                                                                           ================     ================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                            $      125,000       $       56,000
Deferred revenue                                                                   151,000              132,000
Note payable to commercial bank                                                          -            2,000,000

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        2,973,000            1,525,000
     General partners' equity                                                    1,031,000              529,000
                                                                           ----------------     ----------------

     Total partners' equity                                                      4,004,000            2,054,000
                                                                           ----------------     ----------------

Total liabilities and partners' equity                                      $    4,280,000       $    4,242,000
                                                                           ================     ================

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 Three Months Ended                     Nine months Ended
                                                                    September 30,                         September 30,
                                                        -----------------------------------    -----------------------------------
                                                              2002                2001               2002               2001
                                                        ----------------   ----------------    ----------------   ----------------
  REVENUES:

  Rental income                                          $    1,459,000     $    1,532,000      $    4,410,000     $    4,441,000
  Other income                                                    9,000              2,000              28,000              7,000
                                                        ----------------   ----------------    ----------------   ----------------

                                                              1,468,000          1,534,000           4,438,000          4,448,000
                                                        ----------------   ----------------    ----------------   ----------------

  COSTS AND EXPENSES:

  Cost of operations                                            312,000            304,000             878,000            879,000
  Management fees paid to affiliate                              87,000             91,000             264,000            266,000
  Depreciation                                                  129,000            133,000             386,000            400,000
  Administrative                                                 17,000             19,000              69,000             63,000
  Interest expense                                                    -             47,000              13,000            195,000
                                                        ----------------   ----------------    ----------------   ----------------

                                                                545,000            594,000           1,609,000          1,803,000
                                                        ----------------   ----------------    ----------------   ----------------

  NET INCOME                                             $      923,000     $      940,000      $    2,828,000     $    2,645,000
                                                        ----------------   ----------------    ----------------   ----------------

  Limited partners' share of net income ($128.80 per
    unit in 2002 and $130.95 per unit in 2001)                                                  $    2,576,000     $    2,619,000

  General partners' share of net income                                                                252,000             26,000
                                                                                               ----------------   ----------------

                                                                                                $    2,828,000     $    2,645,000
                                                                                               ================   ================

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                       Total
                                                           Limited              General              Partners'
                                                          Partners              Partners              Equity
                                                      ------------------   ------------------    ------------------
Balance at December 31, 2001                           $      1,525,000     $        529,000      $      2,054,000

Net income                                                    2,576,000              252,000             2,828,000

Distributions                                                  (650,000)            (228,000)             (878,000)

Equity transfer                                                (478,000)             478,000                     -
                                                      ------------------   ------------------    ------------------

Balance at September 30, 2002                          $      2,973,000     $      1,031,000      $      4,004,000
                                                      ==================   ==================    ==================

                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine months Ended
                                                                                        September 30,
                                                                             --------------------------------------
                                                                                   2002                 2001
                                                                             -----------------    -----------------
  Cash flows from operating activities:

    Net income                                                                $     2,828,000      $     2,645,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 386,000              400,000
         Decrease (increase) in rent and other receivables                            105,000              (29,000)
         Decrease in other assets                                                      13,000               27,000
         Increase in accounts payable                                                  69,000               86,000
         Increase (decrease) in deferred revenue                                       19,000              (30,000)
                                                                             -----------------    -----------------

             Total adjustments                                                        592,000              454,000
                                                                             -----------------    -----------------

             Net cash provided by operating activities                              3,420,000            3,099,000
                                                                             -----------------    -----------------

  Cash flows from investing activities:

    Additions to real estate facilities                                              (181,000)            (163,000)
                                                                             -----------------    -----------------

             Net cash used in investing activities                                   (181,000)            (163,000)
                                                                             -----------------    -----------------

  Cash flows from financing activities:

    Distributions paid to partners                                                   (878,000)                   -
    Principal payments on note payable to commercial bank                          (2,000,000)          (3,000,000)
                                                                             -----------------    -----------------

             Net cash used in financing activities                                 (2,878,000)          (3,000,000)
                                                                             -----------------    -----------------

  Net increase (decrease) in cash and cash equivalents                                361,000              (64,000)

  Cash and cash equivalents at the beginning of the period                            175,000              324,000
                                                                             -----------------    -----------------

  Cash and cash equivalents at the end of the period                          $       536,000      $       260,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 2002, the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

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

5. The Partnership recommenced distributions to partners in the third quarter of 2002. Distributions of $32.50 per limited partnership unit, for a total of $650,000, were paid on September 13, 2002. Also, distributions in the amount of $228,000 were paid to the general partners in accordance with the provisions of the partnership agreement.

6. In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). We adopted these statements effective January 1, 2002.

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at September 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at September 30, 2002.

7.       Legal Proceedings

         Henriquez v. Public Storage, Inc. (Filed June 2002).
         ----------------------------------------------------

         The plaintiff in this case is suing Public Storage on behalf of a purported class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresents the size of its units and seeks damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. Public Storage does not currently believe that the outcome of this litigation will have a material adverse affect. However, Public Storage cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. Public Storage intends to vigorously contest the claims in this case.

         Salaam, et. Al v. Public Storage (filed February 2000).
         -------------------------------------------------------

         The plaintiffs in this case are suing Public Storage on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial.

         Public Storage is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. Public Storage's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification.

         Public Storage is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of Public Storage.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at September 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

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

         ACCRUALS FOR CONTINGENCIES

         The Partnership is exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles has not accrued for such potential liabilities because the loss is either not probable or not estimable or because the Partnership is not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, which the Partnership is aware of, are described in Note 7 to the Partnership's financial statements.

RESULTS OF OPERATIONS
---------------------

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001:

         Our net income for the nine months ended September 30, 2002 was $2,828,000 compared to $2,645,000 for the nine months ended September 30, 2001, representing an increase of $183,000 or 7.0%. Our net income for the three months ended September 30, 2002 was $922,000 compared to $940,000 for the three months ended September 30, 2001, representing a decrease of $18,000 or 2.0%.

         Rental income for the nine months ended September 30, 2002 was $4,410,000 compared to $4,441,000 for the nine months ended September 30, 2001, representing a decrease of $31,000 or .7%. Rental income for the three months ended September 30, 2002 was $1,459,000 compared to $1,532,000 for the three months ended September 30, 2001, representing a decrease of $73,000 or 4.8%. Weighted average occupancy levels at the mini-warehouse facilities were 87% and 92% for the nine months ended September 30, 2002 and 2001, respectively. Annual realized rent for the nine months ended September 30, 2002 increased to $13.64 per occupied square foot from $12.63 per occupied square foot for the nine months ended September 30, 2001.

         Cost of operations (including management fees paid to an affiliate) for the nine months ended September 30, 2002 was $1,142,000 compared to $1,145,000 for the nine months ended September 30, 2001, representing a decrease of $3,000 or .3%. Cost of operations (including management fees paid to an affiliate) for the three months ended September 30, 2002 was $399,000 compared to $395,000 for the three months ended September 30, 2001, representing an increase of $4,000 or 1.1%.

         As a result of lower average outstanding balances on the note payable, interest expense was $13,000 for the nine months ended September 30, 2002 from $195,000 for the same period in 2001, a decrease of $182,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($3,420,000 for the nine months ended September 30, 2002) has been sufficient to meet all current obligations of the Partnership.

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

         As all debt service was repaid as of September 30, 2002, the Partnership resumed with quarterly distributions beginning in the third quarter of 2002. We paid distributions for the year to the limited and general partners totaling $650,000 ($32.50 per unit) and $228,000, respectively, during the third quarter of 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

CONTROLS AND PROCEDURES
-----------------------

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         Within 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and the Partnership's Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon this evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the Partnership's evaluation.

                           PART II. OTHER INFORMATION


Item 1   Legal Proceedings
         -----------------

         Henriquez v. Public Storage, Inc. (Filed June 2002).
         ----------------------------------------------------

                  The plaintiff in this case is suing Public Storage on behalf of a purported class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresents the size of its units and seeks damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. Public Storage does not currently believe that the outcome of this litigation will have a material adverse affect. However, Public Storage cannot presently determine the potential total damages, if any, or the ultimate outcome of the litigation. Public Storage intends to vigorously contest the claims in this case.

         Salaam, et. Al v. Public Storage (filed February 2000).
         -------------------------------------------------------

                  The plaintiffs in this case are suing Public Storage on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial.

                  Public Storage is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. Public Storage's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification.

                  Public Storage is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of Public Storage.

Items 2 through 5 are inapplicable.

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







                                             DATED: November 13, 2002

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

                                                                    Exhibit 99.1


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-Q of Public Storage Properties, Ltd. (the "Partnership") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), B. Wayne Hughes, as Chief Executive Officer of Public Storage, Inc. (through November 7, 2002), Ronald L. Havner, Jr., as Chief Executive Officer of Public Storage, Inc. (after November 7, 2002), and John Reyes, as Chief Financial Officer of Public Storage, Inc., each hereby certifies, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/  B. Wayne Hughes
------------------------------------
Name:  B. Wayne Hughes
Title: Chief Executive Officer of Public Storage, Inc.
       (through November 7, 2002), Corporate General Partner
       and Individual General Partner
Date:  November 13, 2002

/s/  Ronald L. Havner, Jr.
------------------------------------
Name:  Ronald L. Havner, Jr.
Title: Chief Executive Officer of Public Storage, Inc. (after November 7, 2002),
       Corporate General Partner
Date:  November 13, 2002

/s/  John Reyes
------------------------------------
Name:  John Reyes
Title: Chief Financial Officer of Public Storage, Inc.,
       Corporate General Partner
Date:  November 13, 2002


This certification accompanies the Report pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of ss.18 of the Securities Exchange Act of 1934, as amended.

                                                                    Exhibit 99.2


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, B. Wayne Hughes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Public Storage Properties, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  B. Wayne Hughes
------------------------------------
Name:  B. Wayne Hughes
Title: Chief Executive Officer of Public Storage, Inc.
       (through November 7, 2002), Corporate General Partner
       and Individual General Partner
Date:  November 13, 2002

                                                                    Exhibit 99.3


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Ronald L. Havner, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Public Storage Properties, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Ronald L. Havner, Jr.
------------------------------------
Name:  Ronald L. Havner, Jr.
Title: Chief Executive Officer of Public Storage, Inc. (after November 7, 2002),
       Corporate General Partner
Date:  November 13, 2002

                                                                    Exhibit 99.4


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, John Reyes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Public Storage Properties, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  John Reyes
------------------------------------
Name:  John Reyes
Title: Chief Financial Officer of Public Storage, Inc.,
       Corporate General Partner
Date:  November 13, 2002