Form 10-K
period 2002-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 2003-03-31
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                    Yes   No X
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

                                      NONE

                                     PART I

ITEM 1.  BUSINESS

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

         The Partnership has reported annually to the Securities and Exchange Commission on form 10-K which includes financial statements certified by independent public accountants. The Partnership has also reported quarterly to the Securities and Exchange Commission on Form 10-Q and includes unaudited financial statements with such filings. The Partnership expects to continue such reporting.

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

         The Partnership's general partners are PSI and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board of PSI, was chief executive officer through November 7, 2002 of PSI, and Hughes and members of his family (the "Hughes Family") is the major shareholder of PSI.

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

Investment Objectives and Policies
----------------------------------

         The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners, and (iv) provided for cash distributions from operations.

         Following are the Partnership's investment practices and policies. The Partnership does not anticipate making any additional investments other than maintenance capital expenditures and does not anticipate liquidating the investments it now holds. While a vote of the limited partners is generally required to change the Partnership's investment policies, PSI holds a majority of the limited partnership units, and as a result, the General Partners could change these policies through PSI's vote.

         * Our investments consists of 9 self-storage facilities. These investments are in real estate or real estate entities holding real estate located in the United States. See "Mini-warehouses" and Item 2 "Properties" for further information. These investments were acquired both for income and capital gains.

         * There is no limitation on the amount or percentage of assets which can be invested in any specific person.

         The Partnership does not anticipated borrowing money, issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities.

Mini-warehouses
---------------

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

         * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE ANNUAL REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 92% and 87% for 2001 and 2002, respectively. Realized annual rents per square foot increased 6.6% from $12.84 in 2001 to $13.69 in 2002. The
              Partnership has increased rental rates in many markets where it has achieved high occupancy levels.

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

         * PROFESSIONAL PROPERTY OPERATION. There are approximately 4,500 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and other owners of properties operated by PSI.

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

         The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

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

Federal Income Tax
------------------

         Public Storage Properties, Ltd. is treated as a partnership for federal income tax purposes with the taxable income of the entity allocated to each partners in accordance with the partnership agreement.

Employees
---------

         There are 13 persons who render services on behalf of the Partnership on a full-time basis, and 21 persons who render services on a part-time basis. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

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

         SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

     *   lack of demand for rental spaces or units in a locale;

     *   changes in general economic or local conditions;

     * changes in supply of or demand for similar or competing facilities in an area;

     *   potential terrorists attacks;

     *   the impact of environmental protection laws;

     * changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

     *   changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 94% of our rental revenue during 2002. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         We have conducted preliminary environmental assessments on the properties the Partnership has an interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

         Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact the Partnership's profitability.

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures: All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accomodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and the award of damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to Partners. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

         TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict, which could further impact our business and operating results.

ITEM 2.  PROPERTIES

         The following table sets forth information as of December 31, 2002 about properties owned by the Partnership:

                                                     Net               Number               Date               Completion
       Location            Size of Parcel       Rentable Area         of Spaces          of Purchase              Date
--------------------      ----------------    ------------------     -------------     ---------------         ----------
California
----------
Corona                      2.82 acres           52,000 sq. ft.           467           June 29, 1978           Dec. 1978
Fremont                     3.00 acres           53,000 sq. ft.           465           Mar. 21, 1978           Nov. 1978
Milpitas (1)                3.40 acres           55,000 sq. ft            430            May 8, 1978            Nov. 1978
Norco                       1.66 acres           29,000 sq. ft            257           July 19, 1978           Dec. 1978
North Hollywood             2.06 acres           38,000 sq. ft.           343           Mar. 17, 1978           Dec. 1979
Pasadena                    1.84 acres           37,000 sq. ft.           385           Feb. 24, 1978           Aug. 1978
Sun Valley                  2.72 acres           53,000 sq. ft.           477           May 30, 1978            Oct. 1978
Wilmington                  6.32 acres          133,000 sq. ft.         1,088           Apr. 18, 1978           Aug. 1978
Whittier -
  El Monte (2)              3.28 acres           58,000 sq. ft.           538           Nov. 29, 1977           July 1978


(1) In the first quarter of 2000, the Partnership sold approximately 2% of the land.

(2) In the second quarter of 2000, the Partnership sold approximately 19% of the land.

         The weighted average occupancy level for the mini-warehouse facilities was 92% and 87% for 2001 and 2002, respectively.

         As of December 31, 2002, the properties are not encumbered as described further in this report under Note 7 of the Notes to the Financial Statements included in Item 15(a).

         The Partnership does not have any agreements to buy or sell any real estate nor does it expect to further develop any of its facilities except for capital improvements.

ITEM 3.  LEGAL PROCEEDINGS

Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
------------------------------------------------------------

         The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

         The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act.

Henriquez v. Public Storage, Inc. (Filed June 2002; Dismissed January, 2003)
----------------------------------------------------------------------------

         The plaintiff in this case filed a suit against the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleged that the Company misrepresents the size of its units and sought damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. In January 2003, the plaintiff caused this suit to be dismissed. The plaintiff's attorney has advised that he anticipates filing a similar suit against the Company on behalf of a new plaintiff. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of any such litigation. If a new suit is filed, the Company intends to vigorously contest any claims on which it is based.

         Public Storage and the Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2002, there were approximately 595 record holders of Units.

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

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA

       For the Year Ended
          December 31,                  2002               2001               2000               1999               1998
-----------------------------     -----------------  -----------------  -----------------  -----------------  -----------------
Revenues                           $     5,938,000    $     6,006,000    $     5,401,000    $     4,978,000    $     4,629,000

Depreciation and
  amortization                             516,000            533,000            534,000            579,000            498,000

Interest expense                            14,000            221,000            415,000            601,000          1,077,000

Net income (2)                           3,729,000          3,643,000          2,997,000          2,288,000          1,622,000

Limited partners' share                  3,242,000          3,607,000          2,967,000          2,265,000          1,605,000

General partners' share                    487,000             36,000             30,000             23,000             17,000

Limited partners' per unit data (1):
  Net income (2)                           $162.10            $180.35            $148.35            $113.25             $80.25
  Cash Distributions                        $67.50               -                  -                  -                  -

As of December 31,
------------------

Cash and cash equivalents          $       538,000    $       175,000    $       324,000    $       153,000    $       248,000

Total assets                       $     4,178,000    $     4,242,000    $     4,664,000    $     4,873,000    $     5,349,000

Notes payable                      $             -    $     2,000,000    $     6,025,000    $     9,225,000   $     12,000,000

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

Critical Accounting Policies
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cashflows, which also involves significant judgment. We have identified no such impairments at December 31, 2002. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.


         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Note 9 to the partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES

         We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

Results of Operations
---------------------

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001:

         The Partnership's net income in 2002 was $3,729,000 compared to $3,643,000 in 2001, representing an increase of $86,000. The increase is primarily attributable to the significant reduction in interest expense related to the note payable which was paid off in the third quarter of 2002.

         During 2002, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $123,000 or 3% from $3,787,000 in 2002 to $3,910,000 in 2001. This decrease is primarily attributable to a decrease in rental revenues at the Partnership's mini-warehouse facilities and an increase in cost of operations.

         Rental income was $5,900,000 in 2002 compared to $5,972,000 in 2001, representing a decrease of $72,000, or 1%. The decrease is attributable to a decrease in average occupancy at the Partnership's mini-warehouse facilities. Weighted average occupancy levels at the mini-warehouses was 87% and 92% for 2002 and 2001, respectively. The average annual realized rent per square foot at the mini-warehouses was $13.69 in 2002 compared to $12.84 in 2001.

         Cost of operations (including management fees paid to an affiliate) was $1,597,000 and $1,529,000 in 2002 and 2001, respectively, representing an increase of $68,000, or 4%. This increase is mainly attributable to increases in advertising and promotion expenses.

         Interest expense was $14,000 and $221,000 in 2002 and 2001, respectively, representing a decrease of $207,000, or 9%. The decrease results from a lower average outstanding loan balance in 2002 compared to 2001. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

         YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

         The Partnership's net income in 2001 was $3,643,000 compared to $2,997,000 in 2000, representing an increase of $646,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities and a decrease in interest expense.

         During 2001, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $554,000 or 17% from $3,356,000 in 2000 to $3,910,000 in 2001. This increase is primarily attributable to an increase in rental revenues at the Partnership's mini-warehouse facilities partially offset by an increase in cost of operations.

         Rental income was $5,972,000 in 2001 compared to $5,393,000 in 2000, representing an increase of $579,000, or 11%. This increase is primarily attributable to increased rental rates at the Partnership's real estate facilities. Weighted average occupancy levels at the mini-warehouses was 92% and 96% for 2001 and 2000, respectively. The average annual realized rent per square foot at the mini-warehouses was $12.84 in 2001 compared to $11.08 in 2000.

         Cost of operations (including management fees paid to an affiliate) was $1,529,000 and $1,503,000 in 2001 and 2000, respectively, representing an increase of $26,000, or 2%. This increase is mainly attributable to increases in management fees and advertising and promotion expenses.

         Interest expense was $221,000 and $415,000 in 2001 and 2000, respectively, representing a decrease of $194,000, or 47%. The decrease results from a lower average outstanding loan balance in 2001 compared to 2000. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

Liquidity and Capital Resources
-------------------------------

         Cash flow from operating activities of $4,376,000 in 2002 has been sufficient to meet all current obligations of the Partnership. During 2003, the Partnership anticipates approximately $104,000 of capital improvements compared to $196,000 in 2002 and $207,000 in 2001.

         During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff existing notes. Interest on the unsecured loan was based on the London Interbank Offering Rate ("LIBOR") plus a spread 0.55%. The loan required monthly payments of interest and matured on October 2002. During the second quarter of 2002, the Partnership paid the loan in full without premium or penalty.

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

         DISTRIBUTIONS

         Distributions to the limited and general partners for the years 1978-1990 aggregated $37,832,000 including $20,202,000 distributed to the partners in 1987. The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions were suspended during the fourth quarter of 1990 for debt service payments. As all debt service have been repaid as of September 30, 2002, the Partnership resumed with quarterly distributions beginning in the third quarter of 2002. We paid distributions to the limited and general partners totaling $1,350,000 (67.50 per unit) and $467,000, respectively, for the year ended December 31, 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of December 31, 2002, the Partnership had no outstanding debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 15(a).

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

        Name                       Positions with PSI
----------------------     ----------------------------------------------------
B. Wayne Hughes            Chief Executive Officer (through November 7, 2002)
                             and Chairman of the Board
Ronald L. Havner, Jr.      Chief Executive Officer (after November 7, 2002) and
                             Vice Chairman of the Board
Harvey Lenkin              President and Director
Marvin M. Lotz             Senior Vice President and Director
B. Wayne Hughes, Jr.       Director
John Reyes                 Senior Vice President and Chief Financial Officer
Robert J. Abernethy        Director
Dann V. Angeloff           Director
William C. Baker           Director
Thomas J. Barrack Jr.      Director
Uri P. Harkham             Director
Daniel C. Staton           Director

         B. Wayne Hughes, age 69, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. On November 7, 2002, Mr. Hughes resigned as Chief Executive Officer of PSI. He remains as chairman of the board of directors, and intends to focus on strategic and marketing initiatives. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Ronald L. Havner, Jr., age 45, was appointed Vice Chairman and Chief Executive Officer of PSI on November 7, 2002. Mr. Havner has been employed by PSI in various accounting and operational capacities since 1986 and served as Senior Vice President and Chief Financial Officer from November 1991 until December 1996 when be became Chairman, President and Chief Executive Officer of PS Business Parks, Inc. (AMEX: symbol PSB) an affiliate of the Company. He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc. and Mobile Storage Group, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

         Harvey Lenkin, age 66, has been employed by PSI for 25 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 60, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 43 became a director of PSI in January 1998. He has been employed by PSI from 1989 to 2002 serving as Vice President - Acquisitions of PSI from 1992 to 2002. Mr. Hughes, Jr. is the president of a firm that manufactures and distributes sweets. He is the son of B. Wayne Hughes.

         John Reyes, age 42, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Robert J. Abernethy, age 63, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 67, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 69, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 55, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 54, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 50, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) At March 10, 2003, the following beneficially owned more than 5% of the Units:

       Title                           Name and Address                     Beneficial            Percent
     of Class                         of Beneficial Owner                   Ownership             of Class
---------------------      ------------------------------------------       ---------------       ---------
Units of Limited           Public Storage, Inc.                             6,274 Units (1)         31.4%
Partnership Interest       701 Western Ave.
                           Glendale, California 91201

Units of Limited           H-G Family Corporation, Tamara Hughes            6,227 Units (2)         31.1%
Partnership Interest       Gustavson, PS Orangeco Partnerships, Inc.
                           701 Western Ave.
                           Glendale, California 91201

(1) Includes (i) 6,169 Units owned by PSI as to which PSI has sole voting and dispositive power, (ii) 25 Units which PSI has an option to acquire from a corporation of which Hughes' children are shareholders and (iii) 80 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes (i) 6,025 Units owned by H-G Family Corporation, a corporation of which Hughes' children are shareholders; PSI has an option to acquire 25 of these Units, (ii) 80 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 80 Units, and
         (iii) 122 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock and PSI and members of management own the remaining 52%.

         (b) The Partnership has no officers and directors.

         The General Partners (or their predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participates in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution (approximately $80,808 was contributed by PSI and $20,202 was contributed by Mr. Hughes). In 1995, Mr. Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Mr. Hughes. In 2002, BWH Marina Corporation II sold its interest to H-G Family Corporation. As such, Mr. Hughes continues to act as a general partner but receives no direct compensation or other consideration from the Partnership. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 6,165 Units, representing 30.8% of the Units (including the 6,025 Units owned by H-G Family Corporation and the 122 Units owned by PS Orangeco Partnerships, Inc.).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"), and BWH Marinas sold its interests to H-G Family Corporation in 2002. In addition to their distribution rights with respect to their general partner's interests, PSI and H-G Family Corporation own 6,169 and 6,025 Units. During 2002, PSI and H-G Family Corporation received $374,000 and $93,000 in distributions related to their general partner's ownership interests.

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the tight to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or 6 months notice by PSI. During 2002, the Partnership paid fees of $352,000 to PSI pursuant to the Management Agreement.

         In addition, the Partnership combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation ("Stor-Re"). Stor-Re provides limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re's limitations.

ITEM 14. CONTROLS AND PROCEDURES

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         Within 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon this evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the Partnership's evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of the Report.

         1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

         2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule.

         3.   Exhibits: See Exhibit Index contained below.

         4. Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K: No reports on Form 8-K were filed during 2002.

(c)  Exhibits: See Exhibit Index contained below.

                         PUBLIC STORAGE PROPERTIES, LTD.

                                  EXHIBIT INDEX

                                  (Item 15(c))


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

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PUBLIC STORAGE PROPERTIES, LTD.
                               a California Limited Partnership
Dated:  March 28, 2003         By: Public Storage, Inc., General Partner

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

                 Signature                                         Capacity                                    Date
---------------------------------------       -------------------------------------------------          ----------------

/s/ B. Wayne Hughes                           Chairman of the Board of Public Storage, Inc. and           March 28, 2003
---------------------------------------       General Partner
B. Wayne Hughes

/s/ Ronald L. Havner, Jr.                     Vice Chairman of the Board and Chief Executive              March 28, 2003
---------------------------------------       Officer of Public Storage, Inc.
Ronald L. Havner, Jr.

/s/ Harvey Lenkin                             President and Director                                      March 28, 2003
---------------------------------------       of Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                            Senior Vice President and Director                          March 28, 2003
---------------------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                      Vice President and Director                                 March 28, 2003
---------------------------------------       of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                                Senior Vice President and Chief Financial                   March 28, 2003
---------------------------------------       Officer of Public Storage, Inc. (principal
John Reyes                                    financial officer and principal accounting officer)

/s/ Robert J. Abernethy                       Director of Public Storage, Inc.                            March 28, 2003
---------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                          Director of Public Storage, Inc.                            March 28, 2003
---------------------------------------
Dann V. Angeloff

/s/ William C. Baker                          Director of Public Storage, Inc.                            March 28, 2003
---------------------------------------
William C. Baker

                                              Director of Public Storage, Inc.
---------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                            Director of Public Storage, Inc.                            March 28, 2003
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                          Director of Public Storage, Inc.                            March 28, 2003
---------------------------------------
Daniel C. Staton

                         PUBLIC STORAGE PROPERTIES, LTD.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))

                                                                       Page
                                                                    References
                                                                    ----------

Report of Independent Auditors                                             F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2002 and 2001                            F-2

For the years ended December 31, 2002, 2001 and 2000:

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

                         Report of Independent Auditors




The Partners
Public Storage Properties, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties, Ltd. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP




March 19, 2003
Los Angeles, California

                         PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           December 31, 2002 and 2001


                                                                       2002                   2001
                                                                  ----------------       ----------------
                                ASSETS


Cash and cash equivalents                                         $       538,000        $       175,000
Rent and other receivables                                                 49,000                157,000

Real estate facilities, at cost:
     Building, land improvements and equipment                          9,217,000              9,021,000
     Land                                                               2,476,000              2,476,000
                                                                  ----------------       ----------------
                                                                       11,693,000             11,497,000

     Less accumulated depreciation                                     (8,152,000)            (7,636,000)
                                                                  ----------------       ----------------
                                                                        3,541,000              3,861,000

Other assets                                                               50,000                 49,000
                                                                  ----------------       ----------------

Total assets                                                      $     4,178,000        $     4,242,000
                                                                  ================       ================

                   LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                  $        52,000        $        56,000
Deferred revenue                                                          160,000                132,000
Note payable to commercial bank                                                 -              2,000,000

Partners' equity
    Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                               2,944,000              1,525,000
    General partners' equity                                            1,022,000                529,000
                                                                  ----------------       ----------------

     Total partners' equity                                             3,966,000              2,054,000
                                                                  ----------------       ----------------

Total liabilities and partners' equity                            $     4,178,000        $     4,242,000
                                                                  ================       ================

                            See accompanying notes.
                                      F-2

                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2002, 2001 and 2000


                                                             2002                   2001                   2000
                                                       ------------------     ------------------     ------------------
REVENUES:

Rental income                                          $       5,900,000      $       5,972,000      $       5,393,000
Gain on sale of land                                                   -                      -                136,000
Other income                                                      38,000                 34,000                  8,000
                                                       ------------------     ------------------     ------------------

                                                               5,938,000              6,006,000              5,537,000
                                                       ------------------     ------------------     ------------------

COSTS AND EXPENSES:

Cost of operations                                             1,245,000              1,171,000              1,180,000
Management fees paid to affiliate                                352,000                358,000                323,000
Depreciation                                                     516,000                533,000                534,000
Administrative                                                    82,000                 80,000                 88,000
Interest expense                                                  14,000                221,000                415,000
                                                       ------------------     ------------------     ------------------

                                                               2,209,000              2,363,000              2,540,000
                                                       ------------------     ------------------     ------------------

NET INCOME                                             $       3,729,000      $       3,643,000      $       2,997,000
                                                       ==================     ==================     ==================

Limited partners' share of net income ($162.10 per
   unit in 2002, $180.35 per unit in 2001 and
   $148.35 per unit in 2000)                           $       3,242,000      $       3,607,000      $       2,967,000

General partners' share of net income                            487,000                 36,000                 30,000
                                                       ------------------     ------------------     ------------------
                                                       $       3,729,000      $       3,643,000      $       2,997,000
                                                       ==================     ==================     ==================

                            See accompanying notes.
                                      F-3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              For the years ended December 31, 2002, 2001 and 2000


                                                                                              Total Partners'
                                                   Limited Partners     General Partners     Equity (Deficit)
                                                   -----------------    -----------------    -----------------
Balance at December 31, 1999                       $     (3,405,000)    $     (1,181,000)    $     (4,586,000)

Net income                                                2,967,000               30,000            2,997,000

Equity transfer                                            (742,000)             742,000                    -
                                                   -----------------    -----------------    -----------------

Balance at December 31, 2000                             (1,180,000)            (409,000)          (1,589,000)

Net income                                                3,607,000               36,000            3,643,000

Equity transfer                                            (902,000)             902,000                    -
                                                   -----------------    -----------------    -----------------

Balance at December 31, 2001                              1,525,000              529,000            2,054,000

Net income                                                3,242,000              487,000            3,729,000

Distributions paid to partners                           (1,350,000)            (467,000)          (1,817,000)

Equity transfer                                            (473,000)             473,000                    -
                                                   -----------------    -----------------    -----------------

Balance at December 31, 2002                       $      2,944,000     $      1,022,000     $      3,966,000
                                                   =================    =================    =================

                            See accompanying notes.
                                      F-4

                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2001 and 2000


                                                                           2002              2001              2000
                                                                      ---------------   ---------------   ---------------
Cash flows from operating activities:

     Net income                                                       $    3,729,000    $    3,643,000    $    2,997,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                        516,000           533,000           534,000
         Gain on sale of land                                                      -                 -          (136,000)
         Decrease (increase) in rent and other receivables                   108,000           (83,000)           (1,000)
         Amortization of prepaid loan fees                                         -            17,000            17,000
         (Increase) decrease in other assets                                  (1,000)           13,000            (2,000)
         Decrease in accounts payable                                         (4,000)          (21,000)           (1,000)
         Increase (decrease) in deferred revenue                              28,000           (19,000)           (5,000)
                                                                      ---------------   ---------------   ---------------

         Total adjustments                                                   647,000           440,000           406,000
                                                                      ---------------   ---------------   ---------------

         Net cash provided by operating activities                         4,376,000         4,083,000         3,403,000
                                                                      ---------------   ---------------   ---------------

Cash flows from investing activities:

     Proceeds from sale of land                                                    -                 -           172,000
     Additions to real estate facilities                                    (196,000)         (207,000)         (204,000)
                                                                      ---------------   ---------------   ---------------

         Net cash used in investing activities                              (196,000)         (207,000)          (32,000)
                                                                      ---------------   ---------------   ---------------

Cash flows from financing activities:

    Distributions paid to partners                                        (1,817,000)                -                 -
    Principal payments on note payable to commercial bank                 (2,000,000)       (4,025,000)       (3,200,000)
                                                                      ---------------   ---------------   ---------------

         Net cash used in financing activities                            (3,817,000)       (4,025,000)       (3,200,000)
                                                                      ---------------   ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                         363,000          (149,000)          171,000

Cash and cash equivalents at the beginning of the year                       175,000           324,000           153,000
                                                                      ---------------   ---------------   ---------------

Cash and cash equivalents at the end of the year                      $      538,000    $      175,000    $      324,000
                                                                      ===============   ===============   ===============

                            See accompanying notes.
                                      F-5

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


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

2.       Summary of Significant Accounting Policies and Partnership Matters

         Mini-Warehouse Facilities:
         --------------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 2002 and 2001 to develop mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

                  During the year 2000, the Partnership sold 3 parcels of excess land adjacent to operating facilities for an aggregate sale price of $172,000 resulting in a gain of $136,000.

         Revenue Recognition:
         --------------------

                  Property rents are recognized as earned. Advertising costs of $266,000, $190,000 and $148,000 in 2002, 2001 and 2000, respectively, are expensed as incurred.

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

         Other Assets:
         -------------

                  In 1998, the Partnership incurred financing costs of $71,000 in connection with the note payable from a commercial bank. These costs are being amortized over the life of the loan. As of December 31, 2002 all financing costs have been fully amortized.

   2. Summary of Significant Accounting Policies and Partnership Matters (Continued)

         Use of Estimates:
         -----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Impairment of Real Estate:
         --------------------------

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have indicated no impairment.

                  Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value, less cost to sell, and are evaluated throughout the sale process for impairment.


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

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  As of March 20, 2003, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2002, that would have a material impact upon the operations of the Partnership.

3.       Cash Distributions

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since the fourth quarter of 1990 for debt service payments. As all debt service have been repaid as of September 30, 2002, the Partnership resumed with quarterly distributions beginning in the third quarter of 2002. We paid distributions to the limited and general partners totaling $1,350,000 (67.50 per unit) and $467,000, respectively, for the year ended December 31, 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       Partners' Equity

                  PSI and Hughes are general partners of the Partnership. In 1995, Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Hughes. In 2002, BWH Marina Corporation II sold its interests to H-G Family Corporation. As such, Mr. Hughes continues to act as a general partner but receives no direct compensation or other consideration from the Partnership.

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

5.       Related Party Transactions

                  The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For 2002, 2001 and 2000, the Partnership paid PSI $352,000, $358,000 and
         $323,000, respectively, pursuant to this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  In addition, the Partnership combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation ("Stor-Re"). Stor-Re provides limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re's limitations.

6.       Taxes Based on Income

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $3,863,000, $3,723,000 and $3,164,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from difference in depreciation methods.

7.       Notes Payable

                  During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff existing notes. Interest on the unsecured loan was based on the London Interbank Offering Rate ("LIBOR") plus a spread of 0.55%. The loan required monthly payments of interest and matured on October 2002. During the second quarter of 2002, the Partnership paid the loan in full without premium or penalty.

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

                  Interest paid during 2002, 2001 and 2000 was $21,000, $226,000 and $427,000, respectively.

8.       Supplementary Quarterly Financial Data (Unaudited)

                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                           March 31, 2002      June 30, 2002      September 30, 2002     December 31, 2002
                                           --------------     ---------------     ------------------     -----------------
Rental Income                              $    1,481,000     $    1,470,000       $     1,459,000        $     1,490,000
Cost of Operations (including
  management fees and depreciation         $      491,000     $      503,000       $       534,000        $       585,000
Net Income                                 $      967,000     $      939,000       $       923,000        $       900,000
Net Income Per Unit                        $        47.85     $        46.50       $         34.45        $         33.30
Distributions                              $            -     $            -       $       875,000        $       942,000


                                                                         Three Months Ended
                                           -------------------------------------------------------------------------------
                                           March 31, 2001      June 30, 2001      September 30, 2001     December 31, 2001
                                           --------------     ---------------     ------------------     -----------------
Rental Income                              $    1,438,000     $    1,471,000       $     1,532,000        $     1,531,000
Cost of Operations (including
  management fees and depreciation         $      512,000     $      505,000       $       528,000        $       517,000
Net Income                                 $      820,000     $      885,000       $       940,000        $       998,000
Net Income Per Unit                        $        40.60     $        43.80       $         46.55        $         49.40
Distributions                              $            -     $            -       $             -        $             -

9.       Commitments and Contingencies

         Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
         ------------------------------------------------------------

                  The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

                  The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act.

         Henriquez v. Public Storage, Inc. (Filed June 2002; Dismissed January,
         ----------------------------------------------------------------------
         2003)
         -----

                  The plaintiff in this case filed a suit against the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleged that the Company misrepresents the size of its units and sought damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. In January 2003, the plaintiff caused this suit to be dismissed. The plaintiff's attorney has advised that he anticipates filing a similar suit against the Company on behalf of a new plaintiff. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of any such litigation. If a new suit is filed, the Company intends to vigorously contest any claims on which it is based.

                  Public Storage and the Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Partnership.

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2002


                                     Initial Cost
                               ---------------------------

                                               Building,    Costs Subsequent to
                                              Land Imp &        construction
        Description               Land         Equipment       (Improvements)
-------------------------      -----------  -------------- --------------------
Pasadena                         $327,000        $515,000          $274,000
Whittier - El Monte (1)           166,000         763,000           303,000
Fremont                           112,000         741,000           362,000
Milpitas (2)                      198,000         649,000           244,000
Wilmington                        815,000       1,336,000           607,000
Sun Valley                        329,000         611,000           315,000
Corona                            155,000         757,000           316,000
Norco                              95,000         456,000           151,000
North Hollywood                   314,000         553,000           229,000
                               -----------  -------------- --------------------

                               $2,511,000      $6,381,000        $2,801,000
                               ===========  ============== ====================

                                           Gross Carrying Amount
                                            at December 31, 2002
                                ----------------------------------------------

                                                Building,
                                                Land Imp &                       Accumulated         Date
        Description               Land          Equipment            Total       Depreciation     Completed
-------------------------       ----------    --------------     -------------  --------------   ------------
Pasadena                          $327,000         $789,000        $1,116,000       $714,000        08/78
Whittier - El Monte (1)            134,000        1,098,000         1,232,000        972,000        07/78
Fremont                            112,000        1,103,000         1,215,000      1,007,000        11/78
Milpitas (2)                       195,000          896,000         1,091,000        755,000        11/78
Wilmington                         815,000        1,943,000         2,758,000      1,764,000        08/78
Sun Valley                         329,000          926,000         1,255,000        853,000        10/78
Corona                             155,000        1,073,000         1,228,000        894,000        12/78
Norco                               95,000          607,000           702,000        511,000        12/78
North Hollywood                    314,000          782,000         1,096,000        682,000        12/79
                                ----------    --------------     -------------  --------------

                                $2,476,000       $9,217,000       $11,693,000     $8,152,000
                                ==========    ==============     =============  ==============

(1) In the second quarter of 2000, the Partnership sold approximately 19% of the land.

(2) In the first quarter of 2000, the Partnership sold approximately 2% of the land.

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                         COST

                                                     2002             2001
                                                -------------    -------------
Balance at the beginning of the period          $  11,497,000    $  11,290,000

Additions during the period
    Improvements                                      196,000          207,000
                                                -------------    -------------
Balance at the close of the period              $  11,693,000    $  11,497,000
                                                =============    =============

                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                     2002             2001
                                                -------------    -------------
Balance at the beginning of the period          $   7,636,000    $   7,103,000

Additions during the period
    Depreciation                                      516,000          533,000
                                                -------------    -------------
Balance at the close of the period              $   8,152,000    $   7,636,000
                                                =============    =============

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $8,892,000 (unaudited).