Form 10-Q
period 2003-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 2003-08-14
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2003

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

                            Yes        X       No
                                    --------          --------

                                      INDEX

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2003
     and December 31, 2002                                                    2

Condensed statements of income for the three and six
     months ended June 30, 2003 and 2002                                      3

Condensed statement of partners' equity for the
     six months ended June 30, 2003                                           4

Condensed statements of cash flows for the
     six months ended June 30, 2003 and 2002                                  5

Notes to condensed financial statements                                     6-7

Management's discussion and analysis of
     financial condition and results of operations                          8-9

Risk Factors                                                               9-11

Controls and Procedures                                                   11-12

PART II.  OTHER INFORMATION (Items 2 - 4 not applicable)

Item 1  Legal Proceedings                                                    13

Item 6  Exhibits and Reports on Form 8-K                                     13

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               June 30,            December 31,
                                                                                 2003                  2002
                                                                           -----------------    -----------------
                                                                              (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $      729,000       $      538,000
Rent and other receivables                                                          41,000               49,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   9,341,000            9,217,000
     Land                                                                        2,476,000            2,476,000
                                                                           -----------------    -----------------
                                                                                11,817,000           11,693,000

     Less accumulated depreciation                                               (8,415000)          (8,152,000)
                                                                           -----------------    -----------------
                                                                                 3,402,000            3,541,000

Other assets                                                                        23,000               50,000
                                                                           -----------------    -----------------

Total assets                                                                $    4,195,000       $    4,178,000
                                                                           =================    =================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                            $       55,000       $       52,000
Deferred revenue                                                                   180,000              160,000

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        2,940,000            2,944,000
     General partners' equity                                                    1,020,000            1,022,000
                                                                           -----------------    -----------------

     Total partners' equity                                                      3,960,000            3,966,000
                                                                           -----------------    -----------------

Total liabilities and partners' equity                                      $    4,195,000       $    4,178,000
                                                                           =================    =================

                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 Three Months Ended                      Six Months Ended
                                                                      June 30,                               June 30,
                                                        -----------------------------------    -----------------------------------
                                                              2003                2002               2003               2002
                                                        ----------------   ----------------    ----------------   ----------------

  REVENUES:

  Rental income                                          $    1,543,000     $    1,470,000      $    3,046,000     $    2,951,000
  Other income                                                   11,000             10,000              22,000             19,000
                                                        ----------------   ----------------    ----------------   ----------------

                                                              1,554,000          1,480,000           3,068,000          2,970,000
                                                        ----------------   ----------------    ----------------   ----------------

  COSTS AND EXPENSES:

  Cost of operations                                            364,000            286,000             690,000            560,000
  Management fees paid to affiliate                              93,000             88,000             185,000            177,000
  Depreciation                                                  131,000            129,000             263,000            257,000
  Administrative                                                 24,000             35,000              50,000             57,000
  Interest expense                                                    -              3,000                   -             13,000
                                                        ----------------   ----------------    ----------------   ----------------

                                                                612,000            541,000           1,188,000          1,064,000
                                                        ----------------   ----------------    ----------------   ----------------

  NET INCOME                                             $      942,000     $      939,000      $    1,880,000     $    1,906,000
                                                        ================   ================    ================   ================

  Limited partners' share of net income ($69.75 per
    unit in 2003 and $94.35 per unit in 2002)                                                   $    1,395,000     $    1,887,000

  General partners' share of net income                                                                485,000             19,000
                                                                                               ----------------   ----------------

                                                                                                $    1,880,000     $    1,906,000
                                                                                               ================   ================

                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                       Total
                                                           Limited              General              Partners'
                                                          Partners              Partners              Equity
                                                      ------------------   ------------------    ------------------

Balance at December 31, 2002                           $      2,944,000     $      1,022,000      $      3,966,000

Net income                                                    1,395,000              485,000             1,880,000

Distributions                                                (1,400,000)            (486,000)           (1,886,000)

Equity transfer                                                   1,000               (1,000)                    -
                                                      ------------------   ------------------    ------------------
Balance at June 30, 2003                               $      2,940,000     $      1,020,000      $      3,960,000
                                                      ==================   ==================    ==================

                            See accompanying notes.
                                        4

                        PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                             --------------------------------------
                                                                                   2003                 2002
                                                                             -----------------    -----------------
  Cash flows from operating activities:

    Net income                                                                $     1,880,000      $     1,906,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 263,000              257,000
         Decrease in rent and other receivables                                         8,000               59,000
         Decrease in other assets                                                      27,000               19,000
         Increase (decrease) in accounts payable                                        3,000              (27,000)
         Increase in deferred revenue                                                  20,000               17,000
                                                                             -----------------    -----------------

             Total adjustments                                                        321,000              325,000
                                                                             -----------------    -----------------

             Net cash provided by operating activities                              2,201,000            2,231,000
                                                                             -----------------    -----------------

  Cash flows from investing activities:

    Additions to real estate facilities                                              (124,000)            (104,000)
                                                                             -----------------    -----------------

             Net cash used in investing activities                                   (124,000)            (104,000)
                                                                             -----------------    -----------------

  Cash flows from financing activities:

    Distributions paid to partners                                                 (1,886,000)                   -
    Principal payments on note payable to commercial bank                                   -           (2,000,000)
                                                                             -----------------    -----------------

             Net cash used in financing activities                                 (1,886,000)          (2,000,000)
                                                                             -----------------    -----------------

  Net increase in cash and cash equivalents                                           191,000              127,000

  Cash and cash equivalents at the beginning of the period                            538,000              175,000
                                                                             -----------------    -----------------

  Cash and cash equivalents at the end of the period                          $       729,000      $       302,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

4. During October 1998, we borrowed $12,400,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55%. The loan was scheduled to mature in October 2002. During the second quarter of 2002, the Partnership paid the loan in full without premium or penalty.

5. The Partnership Agreement requires that any cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions were suspended in the fourth quarter of 1990 due to debt service payments. The Partnership resumed distributions in the third quarter of 2002 because all debt was repaid at June 30, 2002. We paid distributions to the limited and general partners totaling $1,400,000 (70.00 per unit) and $486,000, respectively, for the six months ended June 30, 2003. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

6. We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairment at June 30, 2003.

         Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value, less cost to sell, and are evaluated throughout the sale process for impairment.

7.       Related Party Transactions

         The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the six months ended June 30, 2003 and 2002, the Partnership paid PSI $185,000 and $177,000, respectively, pursuant to this management agreement.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (as discussed below) and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cashflows, which also involves significant judgment. We have identified no such impairments at June 30, 2003. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses which we are aware of, are described in Note 8 to the partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES

         We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002:

         Our net income for the six months ended June 30, 2003 was $1,880,000 compared to $1,906,000 for the six months ended June 30, 2002, representing a decrease of $26,000 or 1%. Our net income for the three months ended June 30, 2003 was $942,000 compared to $939,000 for the three months ended June 30, 2002, representing an increase of $3,000.

         Rental income for the six months ended June 30, 2003 was $3,046,000 compared to $2,951,000 for the six months ended June 30, 2002, representing an increase of $95,000 or 3%. Rental income for the three months ended June 30, 2003 was $1,543,000 compared to $1,470,000 for the three months ended June 30, 2002, representing a decrease of $73,000 or 5%. Weighted average occupancy levels at the mini-warehouse facilities were 89% and 88% for the six months ended June 30, 2003 and 2002, respectively. Weighted average occupancy levels at the mini-warehouse facilities were 91% and 88% for the three months ended June 30, 2003 and 2002, respectively. Annual realized rent for the six months ended June 30, 2003 increased to $13.83 per occupied square foot compared $13.68 per occupied square foot for the six months ended June 30, 2002. Annual realized rent for the three months ended June 30, 2003 increased to $13.83 per occupied square foot compared $13.53 per occupied square foot for the three months ended June 30, 2002.

         Cost of operations (including management fees paid to an affiliate) for the six months ended June 30, 2003 was $875,000 compared to $737,000 for the six months ended June 30, 2002, representing an increase of $138,000 or 19%. Cost of operations (including management fees paid to an affiliate) for the three months ended June 30, 2003 was $457,000 compared to $374,000 for the three months ended June 30, 2002, representing an increase of $83,000 or 22%. The increase in cost of operations for the three and six months ended June 30, 2003, is primarily due to increases in payroll, advertising and promotion and property insurance costs.

         For the three and six months ended June 30, 2002, we incurred $3,000 and $13,000, respectively, of interest expense. As a result of the loan being paid in full during 2002, there was no interest expense incurred in the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($2,201,000 for the six months ended June 30, 2003) has been sufficient to meet all current obligations of the Partnership.

         During October 1998, we borrowed $12,400,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.55%. The loan was scheduled to mature October 2002. During the second quarter of 2002, the Partnership paid the loan in full without premium or penalty.

         We paid distributions to the limited and general partners totaling $1,400,000 ($70.00 per unit) and $486,000, respectively, for the six months ended June 30, 2003.

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

         THERE IS SIGNIFICANT COMPETITION AMONG SELF-STORAGE FACILITIES AND FROM OTHER STORAGE ALTERNATIVES. All of our properties are self-storage facilities, which generated all of our rental revenues. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

CONTROLS AND PROCEDURES
-----------------------

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

         As of the end of the fiscal quarter covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and the Partnership's Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon this evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1   Legal Proceedings
         -----------------

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

Item 6   Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  The following Exhibits are included herein:

              31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

              32 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (b) Form 8-K

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               DATED: August 14, 2003

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