Form 10-K
period 2003-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 2004-03-30
CIK 202953

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or
                         ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------    -----------------.

Commission File Number:     0-8667
                            ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

              California                                95-3196921
 ---------------------------------------- --------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification Number)
 701 Western Avenue, Glendale, California               91201-2349
 ---------------------------------------- -------------------------------------
  (Address of principal executive offices)               Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

       Units of Limited Partnership Interest
       -------------------------------------
                 (Title of class)
       -------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003:

Limited Partner Units, $500.00 Par Value - $9,590,000 (computed on the basis of $1,264.22 per unit which was the highest reported sale price during the quarter ended June 30, 2003).

The number of units outstanding of the registrant's classes of common equity as of March 25, 2004:

Units of Limited Partnership Interest, $500.00 Par Value - 20,000 units
-----------------------------------------------------------------------

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

General
-------

         Public Storage Properties, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in November 1976. The Partnership raised $10,000,000 in gross proceeds by selling 20,000 units of limited partnership interest ("Units") in an interstate offering, which commenced in October 1977 and completed in January 1978. The Partnership was formed to engage in the business of developing and operating self-storage facilities for personal and business use.

         The Partnership has reported annually to the Securities and Exchange Commission ("SEC") on form 10-K which includes financial statements certified by independent public accountants. The Partnership has also reported quarterly to the SEC on Form 10-Q and includes unaudited financial statements with such filings. The Partnership expects to continue such reporting. On an annual basis, the Partnership mails the audited financial statements and related footnotes to all limited partners.

         The public may read and copy any materials this Partnership files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The partnership does not maintain a website. However, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

         In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's self-storage facilities operator), Public Storage, Inc. (which was one of the Partnership's general partners) and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust ("REIT") organized as a California corporation. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became a co-general partner of the Partnership and the operator of the Partnership's self-storage facilities.

         The Partnership's general partners are PSI and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board of PSI, and was its chief executive officer through November 7, 2002, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI.

         The Partnership is managed, and it's investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the operation or conduct of its business and affairs.

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

Investment Objectives and Policies
----------------------------------

         The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners, and (iv) provide for cash distributions from operations.

         Following are the Partnership's investment practices and policies. The Partnership does not anticipate making any additional investments other than maintenance capital expenditures and does not anticipate liquidating the investments it now holds. While a vote of the limited partners is generally required to change the Partnership's investment policies, the general partners hold a majority of the limited partnership units, and as a result, the General Partners could change these policies through their vote.

         o Our investments consist of nine self-storage facilities. These investments are in real estate located in the United States. See "Self-storage Facilities" and Item 2 "Properties" for further information. These investments were acquired both for income and capital gains.

         o There is no limitation on the amount or percentage of assets, which can be invested in any specific person.

         The Partnership does not anticipate issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities. The partnership may consider borrowing money with the intent of using the proceeds to distribute to partners.

Self-storage Facilities
-----------------------

         Self-storage facilities are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of property managers who are supervised by district managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage. Leases for self-storage space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

         Users of space in self-storage facilities include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

         Self-storage facilities in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

         The Partnership experiences minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

         The Partnership's self-storage facilities are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

         As with most other types of real estate, the conversion of self-storage facilities to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership does not intend to convert its self-storage facilities to other uses.

Operating Strategies
--------------------

         The Partnership's self-storage facilities are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the self-storage industry. The major elements of the Partnership's operating strategies are as follows:

o Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the self-storage business. PSI has informed the Partnership that it is the largest self-storage facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties.

o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's self-storage facilities was 90% and 87% in 2003 and 2002, respectively. Annual realized rents per occupied square foot decreased 1.9% from $13.69 in 2002 to $13.43 in 2003.

o Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each self-storage facility. This enables PSI to obtain daily information from each facility and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

o Professional property operation. There are approximately 4,500 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

Property Operator
-----------------

         The Partnership's self-storage facilities are managed by PSI (as successor to PSMI) pursuant to a Management Agreement.

         Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity and the selection and engagement of all vendors, supplies and independent contractors.

         PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including property managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, real estate investment trusts or other entities owning facilities operated by PSI.

         In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts, to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

         PSI developed systems for managing space inventories, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

         The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (i.e. television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

         For as long as the Management Agreement between the Partnership and PSI is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs including the "Public Storage" name in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

         The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

Competition
-----------

         Local market conditions play a significant role in how competition will affect the Partnership's operations. Competition from other self-storage and other storage alternatives in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among self-storage facilities in the market areas in which the Partnership operates. In addition to competition from self-storage facilities operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI, and the "Public Storage" name recognition should enable the Partnership to continue to compete effectively with other entities.

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

Federal Income Tax
------------------

         Public Storage Properties, Ltd. is treated as a partnership for Federal income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement.

Employees
---------

         There are 14 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 1A. Risk Factors
         ------------

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

         THE GENERAL PARTNERS HAVE A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP.

         Public Storage, Inc. is a general partner and owns approximately 31.4% of our outstanding limited partnership units. In addition, B. Wayne Hughes, General Partner of the Partnership, and Chairman of PSI and members of his family own 31.4% of the limited partnership units. As a result, the General Partners have a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other such transactions.

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

         There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can provide no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

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

         DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         All of the Partnership's properties are located in California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, the Partnership could be adversely impacted by the recently enacted legislation mandating, beginning in 2006, medical insurance for employees of California businesses and members of their families.

         OUR OWNERSHIP INTEREST IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

         The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates of PSI. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2003 financial statements.

ITEM 2.  Properties
         ----------

         The following table sets forth information as of December 31, 2003 about properties owned by the Partnership:


                                                        Net              Number              Date             Completion
         Location             Size of Parcel       Rentable Area        of Spaces        of Purchase             Date
------------------------ ------------------------ ------------------- ---------------- ------------------ ----------------
California
----------
Corona                          2.82 acres          52,000 sq. ft.           467        June 29, 1978          Dec. 1978
Fremont                         3.00 acres          53,000 sq. ft.           464        Mar. 21, 1978          Nov. 1978
Milpitas (1)                    3.40 acres          40,000 sq. ft            373         May 8, 1978           Nov. 1978
Norco                           1.66 acres          29,000 sq. ft            257        July 19, 1978          Dec. 1978
North Hollywood                 2.06 acres          38,000 sq. ft.           343        Mar. 17, 1978          Dec. 1979
Pasadena                        1.84 acres          37,000 sq. ft.           385        Feb. 24, 1978          Aug. 1978
Sun Valley                      2.72 acres          53,000 sq. ft.           477         May 30, 1978          Oct. 1978
Wilmington                      6.32 acres         133,000 sq. ft.         1,089        Apr. 18, 1978          Aug. 1978
Whittier - El Monte (2)         3.28 acres          58,000 sq. ft.           532        Nov. 29, 1977          July 1978

(1) In the first quarter of 2000, the Partnership sold approximately 2% of the land.
(2) In the second quarter of 2000, the Partnership sold approximately 19% of the land.

         The weighted average occupancy level for the self-storage facilities was 87% during 2002 and 90% during 2003.

         As of December 31, 2003, the properties were not encumbered. See Note 7 to the Financial Statements included in Item 15(a).

         The Partnership does not have any agreements to buy or sell any real estate nor does it expect to further develop any of its facilities except for capital improvements.

ITEM 3.           Legal Proceedings
                  -----------------

   Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court - Orange
   --------------------------------------------------------------------------
County)
-------

         The plaintiff in this case filed a suit against Public Storage on behalf of a putative class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is substantially similar to those in Henriquez
v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted Public Storage motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. Public Storage is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

   Salaam, et al v. Public Storage, Inc. (filed February 2000) (Superior Court -
   -----------------------------------------------------------------------------
Los Angeles County)
-------------------

         The plaintiffs in this case are suing Public Storage on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The maximum potential liability cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. The affirmation of denial of class certification does not address the claim under the California Unfair Business Practices Act.

         Public Storage is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act. Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

     Other Items
     -----------

         Public Storage and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder
        --------------------------------------------------------------
        Matters and Issuer Purchases of Equity Securities
        -------------------------------------------------

         The Partnership has no common stock.

         The Units are not listed on any national securities exchange or quoted on the NASDAQ System and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes, and (c) because the General Partners (and their affiliates) have purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2003, there were approximately 605 recorded Unitholders.

         Distributions to the general and limited partners of all cash available for distribution (as defined) are made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deduction for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the general partner) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties.

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  Selected Financial Data
         -----------------------


       For the Year Ended
          December 31,                   2003               2002               2001               2000               1999
---------------------------------- ------------------ ------------------ ------------------ ------------------ ---------------
Revenues                           $     6,246,000    $     5,938,000    $     6,006,000    $     5,401,000    $     4,978,000

Depreciation and
  amortization                             454,000            516,000            533,000            534,000            579,000

Interest expense                                 -             14,000            221,000            415,000            601,000

Net income (2)                           3,977,000          3,729,000          3,643,000          2,997,000          2,288,000

Limited partners' share                  3,004,000          3,242,000          3,607,000          2,967,000          2,265,000

General partners' share                    973,000            487,000             36,000             30,000             23,000

Limited partners' per unit data (1):
  Net income (2)                           $150.20            $162.10            $180.35            $148.35            $113.25
  Cash Distributions                       $140.00             $67.50               -                  -                  -

As of December 31,

Cash and cash equivalents          $     1,070,000    $       538,000    $       175,000    $       324,000    $       153,000

Total assets                       $     4,422,000    $     4,178,000    $     4,242,000    $     4,664,000    $     4,873,000

Notes payable                      $             -    $             -    $     2,000,000    $     6,025,000    $     9,225,000

(1) Per unit data is based on the weighted average number of the limited partnership units (20,000) outstanding during the period.
(2) Net income for the year ended December 31, 2000 includes a gain relating to a sale of land totaling $136,000 ($5.05 per limited partnership unit).

ITEM 7.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations
              ---------------------

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

Critical Accounting Policies
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2003. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material, adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material, adverse impact on our financial condition or results of operations.

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 9 to the Partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES

        We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

Results of Operations
---------------------

         YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002:

         The Partnership's net income in 2003 was $3,977,000 compared to $3,729,000 in 2002, representing an increase of $248,000 or 7%. The increase is primarily attributable to improved property operations at the Partnership's self-storage facilities.

         During 2003, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $228,000 or 6% from $3,787,000 in 2002 to $4,015,000 in 2003.

         Rental income was $6,201,000 in 2003 compared to $5,900,000 in 2002, representing an increase of $301,000, or 5%. The increase is attributable to an increase in average occupancy at the Partnership's self-storage facilities. Weighted average occupancy levels were 90% during 2003 compared to 87% during 2002. The average annual realized rent per square foot was $13.43 during 2003 compared to $13.69 during 2002.

         Cost of operations (including management fees paid to an affiliate) was $1,732,000 and $1,597,000 in 2003 and 2002, respectively, representing an increase of $135,000, or 9%. This increase is primarily attributable to increases in payroll, property taxes, management fees (as a result of higher revenues) and insurance expenses, partially offset by a reduction in advertising expenses.

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001:

         The Partnership's net income in 2002 was $3,729,000 compared to $3,643,000 in 2001, representing an increase of $86,000 or 2%. This increase is primarily attributable to the significant reduction in interest expense related to the note payable which was paid off in the third quarter of 2002.

         During 2002, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $123,000 or 3% from $3,910,000 in 2001 to $3,787,000 in 2002. This decrease is primarily attributable to a decrease in rental revenues at the Partnership's self-storage facilities and an increase in cost of operations.

         Rental income was $5,900,000 in 2002 compared to $5,972,000 in 2001, representing a decrease of $72,000, or 1%. This decrease is primarily attributable to increased rental rates at the Partnership's self-storage facilities. Weighted average occupancy levels were 87% and 92% for 2002 and 2001, respectively. The average annual realized rent per square foot was $13.69 in 2002 compared to $12.84 in 2001.

         Cost of operations (including management fees paid to an affiliate) was $1,597,000 and $1,529,000 in 2002 and 2001, respectively, representing an increase of $68,000, or 4%. This increase is primarily attributable to increased advertising and promotion expenses.

         Interest expense was $14,000 and $221,000 in 2002 and 2001, respectively, representing a decrease of $207,000, or 94%. The decrease in interest expense resulted from a lower average outstanding loan balance in 2002 compared to 2001. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

Liquidity and Capital Resources
-------------------------------

         Cash flow from operating activities of $4,508,000 in 2003 was sufficient to meet all current obligations of the Partnership. During 2004, the Partnership anticipates approximately $125,000 of capital improvements compared to $205,000 in 2003, $196,000 in 2002 and $207,000 in 2001. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices.

         During October 1998, the Partnership borrowed $12,400,000 from a commercial bank to payoff existing notes. Interest on the unsecured loan was based on the London Interbank Offering Rate ("LIBOR") plus a spread of 0.55%. The loan required monthly payments of interest and matured on October 2002. During the second quarter of 2002, the Partnership paid the loan in full without premium or penalty. The Partnership may borrow in the future with the intent of using the proceeds to finance distributions to the limited and general partners.

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

         DISTRIBUTIONS

         Distributions to the limited and general partners for the years 1978-1990 aggregated $37,832,000 including $20,202,000 distributed to the partners in 1987. The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement) needs to be distributed at least quarterly. Cash distributions were suspended during the fourth quarter of 1990 for debt service payments. Because all debt service was repaid as of September 30, 2002, the Partnership resumed with quarterly distributions beginning in the third quarter of 2002. We paid distributions to the limited and general partners totaling $2,800,000 (140.00 per unit) and $971,000, respectively, for the year ended December 31, 2003. We paid distributions to the limited and general partners totaling $1,350,000 (67.50 per unit) and $467,000, respectively, for the year ended December 31, 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

ITEM 7A.          Quantitative and Qualitative Disclosures about Market Risk
                  ----------------------------------------------------------

         As of December 31, 2003, the Partnership had no outstanding debt.

ITEM 8.           Financial Statements and Supplementary Data
                  -------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 15(a).

ITEM 9.           Changes in and Disagreements with Accountants on Accounting
                  -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

         Not applicable.

ITEM 9A. Controls and Procedures
         -----------------------

         Public Storage, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         At the end of the period covered by this report, the Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the fourth quarter of 2003, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

ITEM 10.          Directors and Executive Officers of the Partnership
                  ---------------------------------------------------

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The self-storage facilities are managed by PSI pursuant to a Management Agreement.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:



                    Name                                          Positions with PSI
--------------------------------------------- --------------------------------------
B. Wayne Hughes                               Chairman of the Board
Ronald L. Havner, Jr.                         Chief Executive Officer and Vice Chairman of the Board
Harvey Lenkin                                 President and Director
John Reyes                                    Senior Vice President and Chief Financial Officer
John S. Baumann                               Senior Vice President and Chief Legal Officer
B. Wayne Hughes, Jr.                          Director
Robert J. Abernethy                           Director
Dann V. Angeloff                              Director
William C. Baker                              Director
John T. Evans                                 Director
Uri P. Harkham                                Director
Daniel C. Staton                              Director


         B. Wayne Hughes, age 70, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. On November 7, 2002, Mr. Hughes resigned as Chief Executive Officer of PSI. He remains as chairman of the board of directors, and intends to focus on strategic and marketing initiatives. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Ronald L. Havner, Jr., age 46, was appointed Vice Chairman and Chief Executive Officer of PSI on November 7, 2002. Mr. Havner has been employed by PSI in various accounting and operational capacities since 1986 and served as Senior Vice President and Chief Financial Officer from November 1991 until December 1996 when be became Chairman, President and Chief Executive Officer of PS Business Parks, Inc. (AMEX: symbol PSB) an affiliate of the PSI. He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc. and Mobile Storage Group, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

         Harvey Lenkin, age 67, has been employed by PSI for 26 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a director of Paladin Realty Income Properties I, Inc. and a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         John Reyes, age 43, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         John S. Baumann, age 43, became Senior Vice President and Chief Legal Officer of PSI in June 2003. From 1998 to 2002, Mr. Baumann was Senior Vice President and General Counsel of Syncor International Corporation, an international high technology health care services company. From 1995 to 1998, he was Associate General Counsel of KPMG LLP, an international accounting, tax and consulting firm.

         B. Wayne Hughes, Jr., age 44 became director of PSI in January 1998. He has been employed by PSI from 1989 to 2002 serving as Vice President - Acquisitions of PSI from 1992 to 2002. Mr. Hughes, Jr. is the president of a firm that manufactures and distributes sweets. He is the son of B. Wayne Hughes.

         Robert J. Abernethy, age 64, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate self-storage facilities, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 68, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is the general partner of a limited partnership that owns a self-storage facility operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 70, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         John T. Evans, age 65, a member of the Audit Committee, became a director of PSI in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Apollo Gas Administration Inc., Cara Operations Inc. and Kubota Metal Corporation. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

         Uri P. Harkham, age 55, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 51, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and
         ------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

         (a) At March 25, 2004, the following beneficially owned more than 5% of the Units:


          Title                           Name and Address                        Beneficial               Percent
        of Class                         of Beneficial Owner                      Ownership                of Class
-------------------------- --------------------------------------------------- ---------------------- ------------------
Units of Limited           Public Storage, Inc.                                  6,274 Units(1)              31.4%
Partnership Interest       701 Western Ave.
                           Glendale, California 91201

Units of Limited           H-G Family Corporation, Tamara Hughes                 6,281 Units(2)              31.4%
Partnership Interest       Gustavson, PS Orangeco Partnerships, Inc.
                           701 Western Ave.
                           Glendale, California 91201


(1) Includes (i) 6,169 Units owned by PSI as to which PSI has sole voting and dispositive power, (ii) 25 Units which PSI has an option to acquire from a corporation of which Hughes' children are shareholders and (iii) 80 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes (i) 6,025 Units owned by H-G Family Corporation, a corporation of which Hughes' children are shareholders; PSI has an option to acquire 25 of these Units, (ii) 80 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 80 Units, and
         (iii) 176 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%.

         (b) The Partnership has no officers and directors.

         The General Partners (or their predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participates in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution (approximately $80,808 was contributed by PSI and $20,202 was contributed by Mr. Hughes). In 1995, Mr. Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Mr. Hughes. In 2002, BWH Marina Corporation II sold its interest to H-G Family Corporation. As such, Mr. Hughes continues to act as a general partner but receives no direct compensation or other consideration from the Partnership. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 6,219 Units, representing 31.1% of the Units (including the 6,025 Units owned by H-G Family Corporation and the 176 Units owned by PS Orangeco Partnerships, Inc.).

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

ITEM 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"), and BWH Marinas sold its interests to H-G Family Corporation in 2002. In addition to their distribution rights with respect to their general partner's interests, PSI and H-G Family Corporation own 6,169 and 6,025 Limited Partner Units, respectively. During 2003, PSI and H-G Family Corporation received $777,000 and $194,000, respectively, in distributions related to their general partner's ownership interests.

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the tight to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or 6 months notice by PSI. During 2003, 2002 and 2001, the Partnership paid fees of $374,000, $352,000 and $358,000, respectively, to PSI pursuant to the Management Agreement.

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

ITEM 14. Principal Accountant Fees and Services
         --------------------------------------

         Fees billed to the Partnership by Ernst & Young LLP for 2002 and 2003 as are follows:

         Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $8,000 for 2002 and $9,000 in 2003.

         Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $7,000 in 2002 and $7,000 in 2003.

         Audit Related Fees and Other Fees: During 2002 and 2003 Ernst & Young LLP did not bill the Partnership for audit related services or any other services, except audit services and tax services denoted above.

         The Audit Committee of PSI pre-approves all services performed by Ernst & Young LLP, including those listed above. At this time, the Audit Committee has not delegated pre-approval authority to any member or members of the Audit Committee.

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

(b) Reports on Form 8-K: No reports on Form 8-K were filed during 2003.

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

14        Code of Ethics for Senior Financial Officers of Public Storage, Inc.
          Filed herewith.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed and dated by Ronald L. Havner, Jr. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed and dated by John Reyes. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

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

                                     PUBLIC STORAGE PROPERTIES, LTD.
                                     a California Limited Partnership
Dated:  March 29, 2004               By:  Public Storage, Inc., General Partner


                                By:  ------------------------------------------
                                     Ronald L Havner, Jr., Vice Chairman of
                                     the Board and Chief Executive Officer of
                                     Public Storage, Inc. and Corporate General
                                     Partner

                                By:--------------------------------------------
                                     B. Wayne Hughes,Chairman of the Board of
                                     PublicStorage, Inc.and General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


                      Signature                                             Capacity                                   Date
----------------------------------------------------- ---------------------------------------------------------- ------------------

/s/ Ronald L. Havner, Jr.                               Vice Chairman of the Board and Chief Executive             March 29, 2004
---------------------------------------
Ronald L. Havner, Jr.                                   Officer of Public Storage, Inc. and General Partner

/s/ B. Wayne Hughes                                    Chairman of the Board of Public Storage, Inc. and          March 29, 2004
---------------------------------------
B. Wayne Hughes                                        General Partner

/s/ Harvey Lenkin                                      President and Director of Public Storage, Inc.             March 29, 2004
---------------------------------------
Harvey Lenkin

/s/ John Reyes                                         Senior Vice President and Chief Financial Officer          March 29, 2004
---------------------------------------
John Reyes                                             of Public Storage, Inc. (principal financial
                                                       officer
                                                       and principal accounting officer)

/s/ B. Wayne Hughes, Jr.                               Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
B. Wayne Hughes, Jr.

/s/ Robert J. Abernethy                                Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                                   Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
Dann V. Angeloff

/s/ William C. Baker                                   Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
William C. Baker

/s/ John T. Evans                                      Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
John T. Evans

/s/ Uri P. Harkham                                     Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                                   Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
Daniel C. Staton

                         PUBLIC STORAGE PROPERTIES, LTD.
                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))

                                                                           Page
                                                                     References
                                                                     ----------

Report of Independent Auditors                                              F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2003 and 2002                             F-2

For the years ended December 31, 2003, 2002 and 2001:

     Statements of Income                                                   F-3

     Statements of Partners' Equity (Deficit)                               F-4

     Statements of Cash Flows                                               F-5

Notes to Financial Statements                                        F-6 - F-11


Schedule:

     III - Real Estate and Accumulated Depreciation                 F-12 - F-13

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
Public Storage Properties, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties, Ltd. (the "Partnership") as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP




March 25, 2004
Los Angeles, California

                         PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           December 31, 2003 and 2002


                                                                                 2003                   2002
                                                                            ---------------------- ------------------

                                ASSETS
                                ------

Cash and cash equivalents                                                   $     1,070,000        $       538,000
Rent and other receivables                                                           47,000                 49,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                    9,422,000              9,217,000
     Land                                                                         2,476,000              2,476,000
                                                                         ---------------------- ------------------
                                                                                 11,898,000             11,693,000

     Less accumulated depreciation                                               (8,606,000)            (8,152,000)
                                                                         ---------------------- ------------------
                                                                                  3,292,000              3,541,000

Other assets                                                                         13,000                 50,000
                                                                         ---------------------- ------------------

Total assets                                                                $     4,422,000        $     4,178,000
                                                                         ====================== ==================


                   LIABILITIES AND PARTNERS' EQUITY
                   --------------------------------

Accounts payable                                                            $        74,000        $        52,000
Deferred revenue                                                                    176,000                160,000

Commitments and contingencies (Note 9)                                                    -                      -

Partners' equity
    Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                         3,097,000              2,944,000
    General partners' equity                                                      1,075,000              1,022,000
                                                                         ---------------------- ------------------

     Total partners' equity                                                       4,172,000              3,966,000
                                                                         ---------------------- ------------------

Total liabilities and partners' equity                                      $     4,422,000        $     4,178,000
                                                                         ====================== ==================


                            See accompanying notes.
                                      F-2

                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2003, 2002 and 2001


                                                             2003                   2002                   2001
                                                      ----------------------- ---------------------- --------------------
REVENUES:
Rental income                                          $       6,201,000      $       5,900,000      $       5,972,000
Other income                                                      45,000                 38,000                 34,000
                                                      ------------------------ ---------------------- -------------------

                                                               6,246,000              5,938,000              6,006,000
                                                      ------------------------ ---------------------- -------------------

COSTS AND EXPENSES:

Cost of operations                                             1,358,000              1,245,000              1,171,000
Management fees paid to affiliate                                374,000                352,000                358,000
Depreciation                                                     454,000                516,000                533,000
Administrative                                                    83,000                 82,000                 80,000
Interest expense                                                       -                 14,000                221,000
                                                      ----------------------- ---------------------- --------------------

                                                               2,269,000              2,209,000              2,363,000
                                                      ----------------------- ---------------------- --------------------

NET INCOME                                             $       3,977,000      $       3,729,000      $       3,643,000
                                                      ======================= ====================== ====================

Limited partners' share of net income ($150.20 per
   unit in 2003, $162.10 per unit in 2002 and
   $180.35 per unit in 2001)                           $       3,004,000      $       3,242,000      $       3,607,000

General partners' share of net income                            973,000                487,000                 36,000
                                                      ----------------------- ---------------------- --------------------

                                                       $       3,977,000      $       3,729,000      $       3,643,000
                                                      ======================= ====================== ====================


                            See accompanying notes.
                                      F-3

                         PUBLIC STORAGE PROPERTIES, LTD.
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              For the years ended December 31, 2003, 2002 and 2001


                                                                                              Total Partners'
                                                   Limited Partners     General Partners     Equity (Deficit)
                                                ----------------------- -------------------- --------------------
Balance at December 31, 2000                             (1,180,000)            (409,000)          (1,589,000)

Net income                                                3,607,000               36,000            3,643,000

Equity transfer                                            (902,000)             902,000                    -
                                                ----------------------- -------------------- --------------------

Balance at December 31, 2001                       $      1,525,000     $        529,000     $      2,054,000

Net income                                                3,242,000              487,000            3,729,000

Distributions paid to partners                           (1,350,000)            (467,000)          (1,817,000)

Equity transfer                                            (473,000)             473,000                    -
                                                ----------------------- -------------------- --------------------

Balance at December 31, 2002                              2,944,000            1,022,000            3,966,000

Net income                                                3,004,000              973,000            3,977,000

Distributions paid to partners                           (2,800,000)            (971,000)          (3,771,000)

Equity transfer                                             (51,000)              51,000                    -
                                                ----------------------- -------------------- --------------------

Balance at December 31, 2003                       $      3,097,000     $      1,075,000     $      4,172,000
                                                ======================= ==================== ====================


                            See accompanying notes.
                                      F-4

                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
                  For the years ended December 31, 2003, 2002 and 2001

                                                                           2003              2002              2001
                                                                     ------------------ ----------------- ----------------
Cash flows from operating activities:
     Net income                                                       $    3,977,000    $    3,729,000    $    3,643,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                        454,000           516,000           533,000
         Decrease (increase) in rent and other receivables                     2,000           108,000           (83,000)
         Amortization of prepaid loan fees                                         -                 -            17,000
         Decrease (increase) in other assets                                  37,000            (1,000)           13,000
         Increase (decrease) in accounts payable                              22,000            (4,000)          (21,000)
         Increase (decrease) in deferred revenue                              16,000            28,000           (19,000)
                                                                     ------------------ ----------------- ----------------

         Total adjustments                                                   531,000           647,000           440,000
                                                                     ------------------ ----------------- ----------------

         Net cash provided by operating activities                         4,508,000         4,376,000         4,083,000
                                                                     ------------------ ----------------- ----------------

Cash flows from investing activities:

     Additions to real estate facilities                                    (205,000)         (196,000)         (207,000)
                                                                     ------------------ ----------------- ----------------

         Net cash used in investing activities                              (205,000)         (196,000)         (207,000)
                                                                     ------------------ ----------------- ----------------

Cash flows from financing activities:

    Distributions paid to partners                                        (3,771,000)       (1,817,000)                -
    Principal payments on note payable to commercial bank                          -        (2,000,000)       (4,025,000)
                                                                     ------------------ ----------------- ----------------

         Net cash used in financing activities                            (3,771,000)       (3,817,000)       (4,025,000)
                                                                     ------------------ ----------------- ----------------

Net increase (decrease) in cash and cash equivalents                         532,000           363,000          (149,000)

Cash and cash equivalents at the beginning of the year                       538,000           175,000           324,000
                                                                     ------------------ ----------------- ----------------

Cash and cash equivalents at the end of the year                      $    1,070,000    $      538,000    $      175,000
                                                                     ================== ================= ================



                            See accompanying notes.
                                      F-5

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



1.       Description of Partnership

                  Public Storage Properties, Ltd. (the "Partnership") was formed with the proceeds of a public offering. The general partners in the Partnership are Public Storage, Inc. ("PSI") and B. Wayne Hughes ("Hughes"). The Partnership owns nine self-storage facilities located in California.

2.       Summary of Significant Accounting Policies and Partnership Matters

         Self-storage Facilities:
         ------------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 2003 and 2002 to develop self-storage facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

         Revenue and Expense Recognition:
         --------------------------------

                  Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as rental income when collected. Interest income is recognized as earned.

                  We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

                  Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expenditures totaled $233,000, $266,000 and $190,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                          PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


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

         Impairment of Real Estate:
         --------------------------

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at December 31, 2003.

                  Any long-lived assets which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value (less cost to sell) or their carrying value.

         Environmental Cost:
         -------------------

                  Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. Based on the assessments, the Partnership expensed $27,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  As of March 25, 2004, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2003, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       Cash Distributions

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement) needs to be distributed at least quarterly. Cash distributions have been suspended since the fourth quarter of 1990 for debt service payments. As all debt service was repaid as of September 30, 2002, the Partnership resumed with quarterly distributions beginning in the third quarter of 2002. During 2002, we paid distributions to the limited and general partners totaling $1,350,000 ($67.50 per unit) and $467,000, respectively. During 2003,

                          PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



         we paid distributions to the limited and general partners totaling $2,800,000 (140.00 per unit) and $971,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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

                  The general partners have a 1% interest in the Partnership. In addition, the general partners have an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds until the limited partners recover all of their initial investment). Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds). In 1985, the limited partners recovered all of their initial investment. All subsequent cash distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners. Transfers of equity are made periodically to reconcile the partners' equity accounts to the provisions of the Partnership Agreement. These transfers have no effect on the results of operations or distributions to partners.

                  Concurrent with the financing of the Partnership's properties in 1987 (Note 7), the Partnership made a special distribution totaling $20,202,000 to the partners. This special distribution had no effect on the Partnership's taxable income, however, resulted in a deficit in the limited and general partners' equity accounts.

5.       Related Party Transactions

                  The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For 2003, 2002 and 2001, the Partnership paid PSI $374,000, $352,000 and $358,000, respectively, under this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing, and insurance. The total of such expenses, which are included in Cost of Operations, amounted to $624,000, $581,000 and $464,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

         Ownership Interest by the General Partners
         ------------------------------------------

                  In addition, B. Wayne Hughes, General Partner of the "Partnership", and Chairman of PSI and members of his family own 31.4% of the Limited Partnership units. PSI and its affiliates own 31.4% of the Limited Partnership units.

         Ownership in STOR-Re
         --------------------

                  The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method, and has received no distributions during the three years ended December 31, 2003.

                          PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



                  STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

                  The following table sets forth certain condensed consolidated financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):


                                                                   2003                    2002
                                                        -------------------------- --------------------------
                                                                    (Amount in thousands)
     For the year ended December 31,
     -------------------------------
   Premiums earned.................................       $       14,766            $       12,043
   Net investment income...........................                  721                       784
   Loss and loss adjustment expense................              (14,731)                  (14,509)
   Other expenses..................................                 (298)                     (263)
                                                        -------------------------- -------------------------
      Net income (loss)............................       $          458            $       (1,945)
                                                        ========================== =========================

   At December 31,
   Total assets (primarily cash and other                 $       41,778            $       30,749
      investments).................................
   Liabilities for losses and loss adjustment                     29,634                    23,335
      expenses.....................................
   Other liabilities...............................                4,053                     3,171
   Member's surplus................................                8,091                     4,243



6.       Taxes Based on Income

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $4,081,000, $3,863,000 and $3,723,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from difference in depreciation methods.

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

                  Interest paid during 2002 and 2001 was $21,000 and $226,000, respectively. No interest was paid in 2003.

                          PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


8.       Supplementary Quarterly Financial Data (Unaudited)

                                                                           Three Months Ended
                                           ----------------------------------------------------------------------------------
                                            March 31, 2003      June 30, 2003      September 30, 2003     December 31, 2003
                                           ------------------- ------------------- ---------------------- -------------------
Rental Income                                $    1,503,000     $    1,543,000       $     1,577,000        $     1,578,000
Cost of Operations (including management
 fees and depreciation)                      $      550,000     $      588,000       $       550,000        $       498,000
Net Income                                   $      938,000     $      942,000       $     1,025,000        $     1,072,000
 Net Income Per Limited Partner Unit         $        34.80     $        34.95       $         39.05        $         41.40
Distributions                                $      943,000     $      943,000       $       943,000        $       942,000


                                                                          Three Months Ended
                                           ----------------------------------------------------------------------------------
                                            March 31, 2002      June 30, 2002      September 30, 2002     December 31, 2002
                                           ------------------- ------------------- ---------------------- -------------------
Rental Income                                $    1,481,000     $    1,470,000       $     1,459,000        $     1,490,000
Cost of Operations (including management
 fees and depreciation)                      $      491,000     $      503,000       $       534,000        $       585,000
Net Income                                   $      967,000     $      939,000       $       923,000        $       900,000
 Net Income Per Limited Partner Unit         $        47.85     $        46.50       $         34.45        $         33.30
 Distributions                               $            -     $            -       $       875,000        $       942,000

9.       Commitments and Contingencies


     Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court - Orange
     --------------------------------------------------------------------------
County)
-------

         The plaintiff in this case filed a suit against Public Storage on behalf of a putative class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is substantially similar to those in Henriquez
v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted Public Storage motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. Public Storage is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

     Salaam, et al v. Public Storage, Inc. (filed February 2000) (Superior Court
     ---------------------------------------------------------------------------
- Los Angeles County)
---------------------

         The plaintiffs in this case are suing Public Storage on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The maximum potential liability cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. The affirmation of denial of class certification does not address the claim under the California Unfair Business Practices Act.

         Public Storage is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act. Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

                          PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



     Other Items
     -----------

         Public Storage, Inc. and the Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2003


                                                                            Gross Carrying Amount
                              Initial Cost                                   at December 31, 2003
                       --------------------------                   -------------------------------------

                                      Building,    Costs Subsequent              Building,
                                      Land Imp &   to construction               Land Imp &               Accumulated      Date
      Description         Land        Equipment    (Improvements)      Land       Equipment      Total    Depreciation   Completed
---------------------- ------------ ------------- ----------------- ----------- ------------- ----------- ------------- -----------
Pasadena                 $327,000     $515,000         $284,000       $327,000      $799,000   $1,126,000    $749,000       08/78
Whittier - El Monte       166,000      763,000          358,000        134,000     1,153,000    1,287,000   1,037,000       07/78
Fremont                   112,000      741,000          370,000        112,000     1,111,000    1,223,000   1,060,000       11/78
Milpitas                  198,000      649,000          256,000        195,000       908,000    1,103,000     796,000       11/78
Wilmington                815,000    1,336,000          637,000        815,000     1,973,000    2,788,000   1,854,000       08/78
Sun Valley                329,000      611,000          331,000        329,000       942,000    1,271,000     892,000       10/78
Corona                    155,000      757,000          340,000        155,000     1,097,000    1,252,000     949,000       12/78
Norco                      95,000      456,000          192,000         95,000       648,000      743,000     543,000       12/78
North Hollywood           314,000      553,000          238,000        314,000       791,000    1,105,000     726,000       12/79
                       ------------ ------------- ----------------- ----------- ------------- ----------- ------------- -----------

                       $2,511,000   $6,381,000       $3,006,000     $2,476,000    $9,422,000  $11,898,000  $8,606,000
                       ============ ============= ================= =========== ============= ===========  ============

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                      COST

                                                        2003             2002
                                                  --------------- --------------
Balance at the beginning of the period            $  11,693,000    $  11,497,000

Additions during the period
    Improvements                                        205,000          196,000
                                                  --------------- --------------

Balance at the close of the period                $  11,898,000    $  11,693,000
                                                  =============== ==============


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                        2003             2002
                                                  --------------- --------------

Balance at the beginning of the period            $   8,152,000    $   7,636,000

Additions during the period
    Depreciation                                        454,000          516,000
                                                  --------------- --------------

Balance at the close of the period                $   8,606,000    $   8,152,000
                                                  =============== ==============

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $9,091,000 (unaudited).