Form 10-Q
period 2004-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 2004-05-17
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2004

                                       or

[  ]  Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-8667

                         PUBLIC STORAGE PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)

                 California                                   95-3196921
--------------------------------------------            ----------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                   Identification Number)

  701 Western Avenue, Glendale, California                    91201-2349
--------------------------------------------            ----------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         [X] Yes             [ ] No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         [ ] Yes             [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at May 13, 2004: 20,000

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX

                                                                        Pages
                                                                        -----

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at March 31, 2004
              and December 31, 2003                                         1

              Condensed Statements of Income for the Three
              Months Ended March 31, 2004 and 2003                          2

              Condensed Statement of Partners' Equity for the
              Three Months Ended March 31, 2004                             3

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2004 and 2003                    4

              Notes to Condensed Financial Statements                     5-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             10-11

Item 2A.      Risk Factors                                              11-13

Item 4.       Controls and Procedures                                      13

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                            14

Item 6.       Exhibits and Reports on Form 8-K                             14

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               March 31,            December 31,
                                                                                 2004                  2003
                                                                            ----------------     ----------------
                                                                              (Unaudited)

                                                     ASSETS

Cash and cash equivalents                                                   $    1,303,000       $    1,070,000
Rent and other receivables                                                          43,000               47,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   9,426,000            9,422,000
     Land                                                                        2,476,000            2,476,000
                                                                            ----------------     ----------------
                                                                                11,902,000           11,898,000

     Less accumulated depreciation                                              (8,684,000)          (8,606,000)
                                                                            ----------------     ----------------
                                                                                 3,218,000            3,292,000

Other assets                                                                        25,000               13,000
                                                                            ----------------     ----------------
Total assets                                                                $    4,589,000       $    4,422,000
                                                                            ================     ================

                                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                                    $      152,000       $       74,000
Deferred revenue                                                                   169,000              176,000

Commitments and contingencies (Note 5)

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        3,169,000            3,097,000
     General partners' equity                                                    1,099,000            1,075,000
                                                                            ----------------     ----------------
     Total partners' equity                                                      4,268,000            4,172,000
                                                                            ----------------     ----------------
Total liabilities and partners' equity                                      $    4,589,000       $    4,422,000
                                                                            ================     ================


                            See accompanying notes.
                                       1

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 Three Months Ended
                                                                      March 31,
                                                         -----------------------------------
                                                              2004                2003
                                                         ----------------   ----------------

  REVENUES:

  Rental income                                          $    1,572,000     $    1,503,000
  Other income                                                   14,000             11,000
                                                         ----------------   ----------------
                                                              1,586,000          1,514,000
                                                         ----------------   ----------------
  COSTS AND EXPENSES:

  Cost of operations                                            348,000            326,000
  Management fees paid to affiliate                              94,000             92,000
  Depreciation                                                   78,000            132,000
  Administrative                                                 27,000             26,000
                                                         ----------------   ----------------
                                                                547,000            576,000
                                                         ----------------   ----------------
  NET INCOME:                                            $    1,039,000     $      938,000
                                                         ================   ================

 Limited partners' share of net income ($39.75 per
    unit in 2004 and $34.80 per unit in 2003)                   795,000            696,000

  General partners' share of net income                         244,000            242,000
                                                         ----------------   ----------------
                                                         $    1,039,000     $      938,000
                                                         ================   ================


                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                       Total
                                                           Limited              General              Partners'
                                                          Partners'            Partners'              Equity
                                                       -----------------    -----------------     -----------------

Balance at December 31, 2003                           $      3,097,000     $      1,075,000      $      4,172,000

Net income                                                      795,000              244,000             1,039,000

Distributions                                                  (700,000)            (243,000)             (943,000)

Equity transfer                                                 (23,000)              23,000                     -
                                                       -----------------    -----------------     -----------------
Balance at March 31, 2004                              $      3,169,000     $      1,099,000      $      4,268,000
                                                       =================    =================     =================



                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                              --------------------------------------
                                                                                   2004                 2003
                                                                              ----------------     -----------------
  Cash flows from operating activities:

    Net income                                                                $     1,039,000      $       938,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                  78,000              132,000
         Decrease in rent and other receivables                                         4,000               17,000
         (Increase) decrease in other assets                                          (12,000)              22,000
         Increase (decrease) in accounts payable and accrued liabilities               78,000              (46,000)
         Decrease in deferred revenue                                                  (7,000)              (2,000)
                                                                              ----------------     -----------------
             Total adjustments                                                        141,000              123,000
                                                                              ----------------     -----------------
             Net cash provided by operating activities                              1,180,000            1,061,000
                                                                              ----------------     -----------------
  Cash flows from investing activities:

    Additions to real estate facilities                                                (4,000)             (21,000)
                                                                              ----------------     -----------------
             Net cash used in investing activities                                     (4,000)             (21,000)
                                                                              ----------------     -----------------
  Cash flows from financing activities:

    Distributions paid to partners                                                   (943,000)            (943,000)
                                                                              ----------------     -----------------
             Net cash used in financing activities                                   (943,000)            (943,000)
                                                                              ----------------     -----------------
  Net increase in cash and cash equivalents                                           233,000               97,000

  Cash and cash equivalents at the beginning of the period                          1,070,000              538,000
                                                                              ----------------     -----------------
  Cash and cash equivalents at the end of the period                          $     1,303,000      $       635,000
                                                                              ================     =================


                            See accompanying notes.
                                       4

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF THE BUSINESS

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2003.

         Use of Estimates:
         -----------------

         The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

         Allocation of Net Income:
         -------------------------

         The general partners' share of net income consists of amounts attributable to their 1% capital contribution and an additional percentage of cash flow (as defined) which relates to the general partners' share of cash distributions as set forth in the Partnership Agreement (See "Ownership Interests by the General Partners" under
         Note 4). All remaining net income is allocated to the limited partners.

         Per unit data is based on the weighted average number of the limited partnership units (20,000) outstanding during the period.

         Cash and Cash Equivalents:
         --------------------------

         For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Income Taxes:
         -------------

         Public Storage Properties, Ltd. is treated as a partnership for Federal income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at March 31, 2004.

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

         Property taxes are accrued based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses totaled $58,000 and $66,000 for the three months ended March 31, 2004 and 2003, respectively.

         Environmental Costs:
         --------------------

         The Partnership's policy is to accrue environmental assessments and/or remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Although there can be no assurance, we are not aware of any environmental contamination at any of our facilities, which, individually or in the aggregate, would be material to our overall business, financial condition or results of operations.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that any cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. The Partnership paid distributions to the limited and general partners totaling $700,000 ($35.00 per unit) and $243,000, respectively, for each of the three months periods ended March 31, 2004 and 2003. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       RELATED PARTY TRANSACTIONS

         Management Agreement and Shared Expenses with PSI:
         --------------------------------------------------

         The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended March 31, 2004 and 2003, the Partnership paid PSI $94,000 and $92,000, respectively, pursuant to this management agreement.

         The management agreement between the Partnership and PSI may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing, and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $155,000 and $157,000 for the three months ended March 31, 2004 and 2003.

         Ownership Interest by the General Partners:
         -------------------------------------------

         PSI and Hughes are general partners of the Partnership. In
         1995, Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Hughes. As such, Hughes continues to act as a general partner of the Partnership but does not directly receive any compensation, distributions or other consideration from the Partnership.

         The general partners have a 1% interest in the Partnership. In addition, the general partners had an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recovered all of their investment. Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds). During 1987, the limited partners recovered all of their initial investment. All subsequent distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners. Transfers of equity are made periodically to reconcile the partners' equity accounts to the provisions of the Partnership Agreement. These transfers have no effect on results of operations or distributions to partners.

         As of March 31, 2004, Hughes and members of his family own 31.4% of the Limited Partnership units. PSI and its affiliates own 31.4% of the Limited Partnership units.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2003 or for the three months ended March 31, 2004.

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

5.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003)
         ----------------------------------------------------
         (Superior Court - Orange County)
         -------------------------------

         The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from PSI. Plaintiff alleges that PSI misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is substantially similar to those in Henriquez
         v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. PSI is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

         Salaam et al v. Public  Storage,  Inc.  (filed February 2000)
         -------------------------------------------------------------
         Superior Court - Los Angeles County)
         ------------------------------------

         The plaintiffs in this case are suing PSI on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The maximum potential liability cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. The affirmation of denial of class certification does not address the claim under the California Unfair Business Practices Act.

         PSI is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act. PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Other Items
         -----------

         PSI and The Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon the operations or financial position of the Partnership.

         Insurance and Loss Exposure:
         ----------------------------

         Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through STOR-Re and also insure portions of these risks through nationally recognized insurance carriers.

         The Partnership, STOR-Re and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $30 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Partnership's condensed financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "may," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (as discussed below) and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

CRITICAL ACCOUNTING POLICIES

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. On a quarterly basis we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at March 31, 2004. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS: Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses of which we are aware are described in Note 5 to the Partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated. Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred in a full year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003:

         Our net income for the three months ended March 31, 2004 was $1,039,000 compared to $938,000 for the three months ended March 31, 2003, representing an increase of $101,000 or 11%.

         Rental income for the three months ended March 31, 2004 was $1,572,000 compared to $1,503,000 for the three months ended March 31, 2003, representing an increase of $69,000 or 5%. The increase in rental income was a result of higher weighted average occupancy levels, partially offset by a reduction in realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 90% and 88% for the three months ended March 31, 2004 and 2003, respectively. Annual realized rent for the three months ended March 31, 2004 increased to $13.65 per occupied square foot compared to $13.34 per occupied square foot for the three months ended March 31, 2003.

         Cost of operations (including management fees paid to an affiliate - see Note 4 to the financial statements) for the three months ended March 31, 2004 was $442,000 compared to $418,000 for the three months ended March 31, 2003, representing an increase of $24,000 or 6%. The increase primarily consists of increases in costs of repairs and maintenance, property insurance, property tax, and utilities, partially offset by a reduction in advertising expenses.

         Depreciation expense was $78,000 for the three months ended March 31, 2004 compared to $132,000 for the same period in 2003. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from operations ($1,180,000 for the three months ended March 31, 2004) has been sufficient to meet all current obligations of the Partnership.

         We paid distributions to the limited and general partners totaling $700,000 ($35.00 per unit) and $243,000, respectively, for the three months ended March 31, 2004. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

         The Partnership may borrow in the future with the intent of using the proceeds to finance distributions to the limited and general partners.

ITEM 2A.  RISK FACTORS

         In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2003, you should consider the following factors in evaluating the Partnership:

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

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can make no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Partnership is a party to the actions described under "Item 3. Legal Proceedings" in the Partnership's 2003 annual report Form 10-K. There have been no material developments in the actions described in the Partnership's 2003 annual report on Form 10K.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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



                                             DATED: May 14, 2004

                                             PUBLIC STORAGE PROPERTIES, LTD.

                                             BY:  Public Storage, Inc.,
                                                  General Partner



                                             BY:   /s/ John Reyes
                                                  -----------------------------
                                                  John Reyes
                                                  Senior Vice President and
                                                  Chief Financial Officer