Form 10-Q
period 2004-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 2004-08-16
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549s

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004
                     -------------


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .
                               -----------------    ------------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                   California                                 95-3196921
----------------------------------------------------   -------------------------
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)              Identification Number)

    701 Western Avenue, Glendale, California                  91201-2349
----------------------------------------------------   -------------------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    ---------------

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

               [ ] Yes                   [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at August 13, 2004: 20,000

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX

                                                                           Pages
                                                                           -----

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at June 30, 2004
              and December 31, 2003                                            1

              Condensed Statements of Income for the Three
              and Six Months Ended June 30, 2004 and 2003                      2

              Condensed Statement of Partners' Equity for the
              Six Months Ended June 30, 2004                                   3

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2004 and 2003                          4

              Notes to Condensed Financial Statements                        5-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10-11

Item 2A.      Risk Factors                                                 12-13

Item 4.       Controls and Procedures                                         14

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                               15

Item 6.       Exhibits and Reports on Form 8-K                                15

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                 June 30,         December 31,
                                                                                  2004                2003
                                                                          -------------------  -------------------
                                                                               (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $    1,204,000       $    1,070,000
Rent and other receivables                                                          58,000               47,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   9,485,000            9,422,000
     Land                                                                        2,476,000            2,476,000
                                                                          -------------------  -------------------
                                                                                11,961,000           11,898,000

     Less accumulated depreciation                                              (8,751,000)          (8,606,000)
                                                                          -------------------  -------------------
                                                                                 3,210,000            3,292,000

Other assets                                                                        34,000               13,000
                                                                          -------------------  -------------------

Total assets                                                                $    4,506,000       $    4,422,000
                                                                          ===================  ===================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable and accrued liabilities                                    $       77,000       $       74,000
Deferred revenue                                                                   175,000              176,000

Commitments and contingencies (Note 5)                                                   -                    -

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        3,158,000            3,097,000
     General partners' equity                                                    1,096,000            1,075,000
                                                                          -------------------  -------------------

     Total partners' equity                                                      4,254,000            4,172,000
                                                                          --------------------  ------------------

Total liabilities and partners' equity                                      $    4,506,000       $    4,422,000
                                                                          ===================  ===================


                            See accompanying notes
                                       1

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                   Three Months Ended                      Six Months Ended
                                                                         June 30,                              June 30,
                                                         --------------------------------------- -----------------------------------
                                                                  2004                2003                2004           2003
                                                         -------------------- ------------------- ------------------ ---------------

           REVENUES:
           Rental income                                    $    1,601,000     $    1,543,000      $    3,173,000     $    3,046,000
           Other income                                             11,000             11,000              25,000             22,000
                                                         -------------------- ------------------- ------------------ ---------------

                                                                 1,612,000          1,554,000           3,198,000          3,068,000
                                                         -------------------- ------------------- ------------------ ---------------

           COSTS AND EXPENSES:

           Cost of operations                                      360,000            364,000             708,000            690,000
           Management fees paid to affiliate                        96,000             93,000             190,000            185,000
           Depreciation                                             67,000            131,000             145,000            263,000
           Administrative                                           26,000             24,000              53,000             50,000
                                                         -------------------- ------------------- ------------------ ---------------

                                                                   549,000            612,000           1,096,000          1,188,000
                                                         -------------------- ------------------- ------------------ ---------------

           NET INCOME:                                      $    1,063,000     $      942,000      $    2,102,000     $    1,880,000

                                                         ==================== =================== =================  ===============

           Limited partners' share of net income ($79.05 per
             unit in 2004 and $69.75 per unit in 2003)                                                  1,581,000          1,395,000

           General partners' share of net income                                                          521,000            485,000
                                                                                                  ------------------ ---------------

                                                                                                   $    2,102,000     $    1,880,000
                                                                                                  =================  ===============


                             See accompanying notes
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)

                                                                                                 Total
                                                      Limited              General              Partners'
                                                     Partners'            Partners'              Equity
                                               --------------------- --------------------- --------------------

Balance at December 31, 2003                    $      3,097,000     $      1,075,000      $      4,172,000

Net income                                             1,581,000              521,000             2,102,000

Distributions                                         (1,500,000)            (520,000)           (2,020,000)

Equity transfer                                          (20,000)              20,000                     -
                                               --------------------- --------------------- -------------------

Balance at June 30, 2004                        $      3,158,000     $      1,096,000      $      4,254,000
                                               ===================== ===================== ===================

                             See accompanying notes
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                            -----------------------------------------
                                                                                    2004                 2003
                                                                            -------------------- --------------------
  Cash flows from operating activities:

    Net income                                                                $     2,102,000      $     1,880,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 145,000              263,000
         (Increase) decrease in rent and other receivables                            (11,000)               8,000
         (Increase) decrease in other assets                                          (21,000)              27,000
         Increase in accounts payable and accrued liabilities                           3,000                3,000
         (Decrease) increase in deferred revenue                                       (1,000)              20,000
                                                                            -------------------- --------------------

             Total adjustments                                                        115,000              321,000
                                                                            -------------------- --------------------

             Net cash provided by operating activities                              2,217,000            2,201,000
                                                                            -------------------- --------------------

  Cash flows from investing activities:

    Additions to real estate facilities                                               (63,000)            (124,000)
                                                                            -------------------- --------------------

             Net cash used in investing activities                                    (63,000)            (124,000)
                                                                            -------------------- --------------------

  Cash flows from financing activities:

    Distributions paid to partners                                                 (2,020,000)          (1,886,000)
                                                                            -------------------- --------------------

             Net cash used in financing activities                                 (2,020,000)          (1,886,000)

                                                                            -------------------- --------------------
  Net increase in cash and cash equivalents                                           134,000              191,000

  Cash and cash equivalents at the beginning of the period                          1,070,000              538,000
                                                                            -------------------- --------------------

  Cash and cash equivalents at the end of the period                          $     1,204,000      $       729,000
                                                                            ===================  ====================


                             See accompanying notes
                                       4

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2003.

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

         Cash and Cash Equivalents:
         --------------------------

         For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of six months or less to be cash equivalents.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly such buildings are fully depreciated at June 30, 2004.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2004.

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

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses were $59,000 and $66,000 for the three months ended June 30, 2004 and 2003, respectively, and $117,000 and $132,000 for the six months ended June 30, 2004 and 2003, respectively.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that any cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. The Partnership paid distributions to the limited and general partners totaling $1,500,000 ($75.00 per unit) and $520,000 respectively, for the six months ended June 30, 2004. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       RELATED PARTY TRANSACTIONS

         Management Agreement and Shared Expenses with PSI:
         --------------------------------------------------

         The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended June 30, 2004 and 2003, the Partnership paid PSI $96,000 and $93,000, respectively. For the six months ended June 30, 2004 and 2003, the Partnership paid PSI $190,000 and $185,000, respectively, pursuant to this management agreement.

         The management agreement between the Partnership and PSI may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing, and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $164,000 and
         $165,000 for the three months ended June 30, 2004 and 2003, respectively . For the six months ended June 30, 2004 and 2003, the total expenses were $319,000 and $322,000, respectively.

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

         As of June 30, 2004, Hughes and members of his family own 31.4% of the Limited Partnership units. PSI and its affiliates own 31.4% of the Limited Partnership units.

                        PUBLIC STORAGE PROPERTIES, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2003 or for the six months ended June 30, 2004.

         STOR-Re provided limited property and liability insurance coverage to the Partnership, PSI, and affiliates for losses occurring during policy periods prior to April 1, 2004. An entity wholly owned by PSI has succeeded STOR-Re with respect to policy periods subsequent to March 31, 2004. STOR-Re liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

5.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003)  (Superior Court -
         -----------------------------------------------------------------------
         Orange County)
         --------------

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

         Salaam et al v. Public  Storage,  Inc.  (filed February 2000) (Superior
         -----------------------------------------------------------------------
         Court - Los Angeles County)
         ---------------------------

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

CRITICAL ACCOUNTING POLICIES
         ----------------------------

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. On a quarterly basis we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at June 30, 2004. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONs
--------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003:

          Our net income for the three months ended June 30, 2004 was $1,063,000 compared to $942,000 for the three months ended June 30, 2003, representing an increase of $121,000 or 13%.

          Rental income for the three months ended June 30, 2004 was $1,601,000 compared to $1,543,000 for the three months ended June 30, 2003, representing an increase of $58,000 or 4%. The increase in rental income was primarily a result of an increase in realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 92% and 91% for the three months ended June 30, 2004 and 2003, respectively. Annual realized rent for the three months ended June 30, 2004 increased to $13.62 per occupied square foot compared to $13.35 per occupied square foot for the three months ended June 30, 2003.

          Cost of operations (including management fees paid to an affiliate - see Note 4 to the financial statements) for the three months ended June 30, 2004 was $456,000 compared to $457,000 for the three months ended June 30, 2003, representing an decrease of $1,000.

          Depreciation expense was $67,000 for the three months ended June 30, 2004 compared to $131,000 for the same period in 2003, a decrease of $64,000 or 49%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003:

          Our net income for the six months ended June 30, 2004 was $2,102,000 compared to $1,880,000 for the six months ended June 30, 2003, representing an increase of $222,000 or 12%.

          Rental income for the six months ended June 30, 2004 was $3,173,000 compared to $3,046,000 for the six months ended June 30, 2003, representing an increase of $127,000 or 4%. The increase in rental income was the result of an increase in realized rent per square foot and higher weighted average occupancy levels. Weighted average occupancy levels at the self-storage facilities were 91% and 89% for the six months ended June 30, 2004 and 2003, respectively. Annual realized rent for the six months ended June 30, 2004 increased to $13.63 per occupied square foot compared to $13.35 per occupied square foot for the six months ended June 30, 2003.

          Cost of operations (including management fees paid to an affiliate - see Note 4 to the financial statements) for the six months ended June 30, 2004 was $898,000 compared to $875,000 for the six months ended June 30, 2003, representing an increase of $23,000 or 3%. The increase primarily consists of increases in costs of repairs and maintenance, property insurance, property tax, and utilities, partially offset by a reduction in advertising expenses.

          Depreciation expense was $145,000 for the six months ended June 30, 2004 compared to $263,000 for the same period in 2003 and decrease of $118,000 or 45%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

          Cash generated from operations ($2,217,000 for the six months ended June 30, 2004) has been sufficient to meet all current obligations of the Partnership.

          We paid distributions to the limited and general partners totaling $1,500,000 ($75.00 per unit) and $520,000, respectively, for the six months ended June 30, 2004. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         DEPENDENCY UPON AUTOMATED PROCESSES.

          We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack.

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

          o natural disasters, such as earthquakes;

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

          The Partnership is a party to the actions described under "Item 3. Legal Proceedings" in the Partnership's 2003 annual report on Form 10-K. There have been no material developments in the actions described in the Partnership's 2003 annual report on Form 10-K.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

        (a) The following Exhibits are included herein:

                31.1 Certification by Ronald L. Havner, Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

                31.2      Certification  by John  Reyes  pursuant  to 18  U.S.C.
                          Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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







                                                          DATED: August 13, 2004

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