Form 10-Q
period 2004-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 2004-11-15
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004
                                         or

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

                 [ ] Yes             [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at November 12, 2004: 20,000

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX

                                                                           Pages
                                                                           -----

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at September 30, 2004
              and December 31, 2003                                            1

              Condensed Statements of Income for the Three
              and Nine Months Ended September 30, 2004 and 2003                2

              Condensed Statement of Partners' Equity for the
              Nine Months Ended September 30, 2004                             3

              Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2004 and 2003                    4

              Notes to Condensed Financial Statements                        5-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10-12

Item 2A.      Risk Factors                                                 12-14

Item 4.       Controls and Procedures                                      14-15

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                               16

Item 6.       Exhibits and Reports on Form 8-K                                17

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                             September 30,          December 31,
                                                                                2004                   2003
                                                                          -------------------  -------------------
                                                                            (Unaudited)

                                                     ASSETS
                                                     ------
Cash and cash equivalents                                                   $    1,429,000       $    1,070,000
Rent and other receivables                                                          42,000               47,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   9,489,000            9,422,000
     Land                                                                        2,476,000            2,476,000
     ----                                                                 ------------------     -----------------
                                                                                11,965,000           11,898,000

     Less accumulated depreciation                                              (8,820,000)          (8,606,000)
                                                                          ------------------     -----------------
                                                                                 3,145,000            3,292,000

Other assets                                                                        35,000               13,000
                                                                          ------------------     -----------------

Total assets                                                                $    4,651,000       $    4,422,000
                                                                          ==================     =================


                                        LIABILITIES AND PARTNERS' EQUITY
                                        --------------------------------


Accounts payable and accrued liabilities                                    $      135,000       $       74,000
Deferred revenue                                                                   174,000              176,000

Commitments and contingencies (Note 5)                                                   -                    -

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        3,224,000            3,097,000
     General partners' equity                                                    1,118,000            1,075,000
                                                                          -----------------      -----------------

     Total partners' equity                                                      4,342,000            4,172,000
                                                                          -----------------      -----------------

Total liabilities and partners' equity                                      $    4,651,000       $    4,422,000
                                                                          =================      =================




                            See accompanying notes.
                                       1

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       Three Months Ended                Nine Months Ended
                                                                           September 30,                    September 30,
                                                          ------------------------------------ -------------------------------------
                                                                2004                2003                 2004                2003
                                                          ---------------- ------------------- --------------------- ---------------

      REVENUES:
      Rental income                                      $    1,666,000     $    1,577,000      $    4,839,000        $    4,623,000
      Other income                                               14,000             11,000              39,000                33,000
                                                          ---------------- ------------------- --------------------- ---------------

                                                              1,680,000          1,588,000           4,878,000             4,656,000
                                                          ---------------- ------------------- --------------------- ---------------

      COSTS AND EXPENSES:

      Cost of operations                                        327,000            324,000           1,035,000             1,014,000
      Management fees paid to affiliate                         100,000             94,000             290,000               279,000
      Depreciation                                               69,000            132,000             214,000               395,000
      Administrative                                             18,000             13,000              71,000                63,000
                                                          ---------------- ------------------- --------------------- ---------------

                                                                514,000            563,000           1,610,000             1,751,000
                                                          ---------------- ------------------- --------------------- ---------------

      NET INCOME:                                        $    1,166,000     $    1,025,000      $    3,268,000        $    2,905,000
                                                          ===============  ==================  ===================== ===============

      Limited partners' share of net income ($123.45 per
        unit in 2004 and $108.80 per unit in 2003)                                                   2,469,000             2,176,000

      General partners' share of net income                                                            799,000               729,000
                                                                                               --------------------- ---------------

                                                                                                $    3,268,000        $    2,905,000
                                                                                               ===================== ===============


                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                       Total
                                                           Limited              General              Partners'
                                                          Partners'            Partners'              Equity
                                                     ---------------------  --------------------  -------------------
Balance at December 31, 2003                           $      3,097,000     $      1,075,000      $      4,172,000

Net income                                                    2,469,000              799,000             3,268,000

Distributions                                                (2,300,000)            (798,000)           (3,098,000)

Equity transfer                                                 (42,000)              42,000                     -
                                                     ---------------------  --------------------  -------------------

Balance at September 30, 2004                          $      3,224,000     $      1,118,000      $      4,342,000
                                                     =====================  ====================  ===================


                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                            ------------------------------------------
                                                                                   2004                 2003
                                                                            --------------------- --------------------
  Cash flows from operating activities:
    Net income                                                                $     3,268,000      $     2,905,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 214,000              395,000
         Decrease (increase) in rent and other receivables                              5,000               (9,000)
         (Increase) decrease in other assets                                          (22,000)              28,000
         Increase in accounts payable and accrued liabilities                          61,000               77,000
         Decrease in deferred revenue                                                  (2,000)              (8,000)
                                                                            --------------------- --------------------

             Total adjustments                                                        256,000              483,000
                                                                            --------------------- --------------------

             Net cash provided by operating activities                              3,524,000            3,388,000
                                                                            --------------------- --------------------

  Cash flows from investing activities:

    Additions to real estate facilities                                               (67,000)            (166,000)
                                                                            --------------------- --------------------

             Net cash used in investing activities                                    (67,000)            (166,000)
                                                                            --------------------- --------------------

  Cash flows from financing activities:

    Distributions paid to partners                                                 (3,098,000)          (2,829,000)
                                                                            --------------------- --------------------

             Net cash used in financing activities                                 (3,098,000)          (2,829,000)
                                                                            --------------------- --------------------

  Net increase in cash and cash equivalents                                           359,000              393,000

  Cash and cash equivalents at the beginning of the period                          1,070,000              538,000
                                                                            --------------------- --------------------

  Cash and cash equivalents at the end of the period                          $     1,429,000      $       931,000
                                                                            ===================== ====================

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIEs

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2003.

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

         Cash and Cash Equivalents:
         --------------------------

         For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of nine months or less to be cash equivalents.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly such buildings are fully depreciated at September 30, 2004.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at September 30, 2004.

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

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses were $44,000 and $54,000 for the three months ended September 30, 2004 and 2003, respectively, and $160,000 and $186,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

                          PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that any cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. The Partnership paid distributions to the limited and general partners totaling $2,300,000 ($115.00 per unit) and $798,000 respectively, for the nine months ended September 30, 2004. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       RELATED PARTY TRANSACTIONS

         Management Agreement and Shared Expenses with PSI:
         --------------------------------------------------

         The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended September 30, 2004 and 2003, the Partnership paid PSI $100,000 and $94,000, respectively. For the nine months ended September 30, 2004 and 2003, the Partnership paid PSI $290,000 and $279,000, respectively, pursuant to this management agreement.

         The management agreement between the Partnership and PSI may be terminated without cause upon 60 days written notice by the Partnership or nine months notice by PSI.

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing, and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $148,000 and $155,000 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the total expenses were $467,000 and $477,000, respectively.

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

         The general partners have a 1% interest in the Partnership. In addition, the general partners had an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recovered all of their initial investment. Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds). During 1987, the limited partners recovered all of their initial investment. All subsequent distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners. Transfers of equity are made periodically to reconcile the partners' equity accounts to the provisions of the Partnership Agreement. These transfers have no effect on results of operations or distributions to partners.

         As of September 30, 2004, Hughes and members of his family own 30.5% of the Limited Partnership units. PSI and its affiliates own 31.7% of the Limited Partnership units.

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2003 or for the nine months ended September 30, 2004.

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

5.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court - OrangeCounty)
         -----------------------------------------------------------------------

         The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from the PSI. Plaintiff alleges that the Company misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is  substantially  similar to those in Henriquez
         v. Public  Storage,  Inc.,  which was  disclosed in prior  reports.  In
         January  2003,  the  plaintiff   caused  the  Henriquez  action  to  be
         dismissed.

         Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted the PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. PSI is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

         Salaam et al v. Public Storage, Inc. (filed February 2000) (Superior Court - Sacramento County); Holzman et al v.Public Storage, Inc. (filed October 2004)(Superior Court - Sacramento County)
         ----------------------------------------------------------------------

         The plaintiffs in the Salaam case are suing PSI on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The affirmation of the denial of class certification does not address the claim under the California Unfair Business Practices Act.

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The plaintiffs in the Holzman case, who are represented by the same attorneys as the Salaam plaintiffs, are seeking substantially the same claims with additional minor variations in an acknowledged second effort to proceed as a class, in reliance on a recent California Supreme Court case. The plaintiffs have not yet identified an aggregate value of their claims which, on an individual basis, are alleged wage losses of $4,000 or less. The plaintiffs also assert claims under the California Unfair Business Practices Act.

         The maximum potential liability for both of these cases cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act or, in the Holzman case, if plaintiff prevails on a motion for class certification.

         PSI is continuing to vigorously contest the claims in these cases and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act or, in the case of the Holzman case, for class certification. The Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

        IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. On a quarterly basis we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at September 30, 2004. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

        ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses of which we are aware are described in Note 5 to the Partnership's financial statements.

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003:

        Our net income for the three months ended September 30, 2004 was $1,166,000 compared to $1,025,000 for the three months ended September 30, 2003, representing an increase of $141,000 or 14%.

        Rental income for the three months ended September 30, 2004 was $1,666,000 compared to $1,577,000 for the three months ended September 30, 2003, representing an increase of $89,000 or 6%. The increase in rental income was a result of increases in both occupancy and realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 93% and 91% for the three months ended September 30, 2004 and 2003, respectively. Annual realized rent for the three months ended September 30, 2004 increased to $13.93 per occupied square foot compared to $13.52 per occupied square foot for the three months ended September 30, 2003.

        Cost of operations, including management fees paid to an affiliate, (see
Note 4 to the financial statements) for the three months ended September 30, 2004 was $427,000 compared to $418,000 for the three months ended September 30, 2003, representing an increase of $9,000 or 2%. The increase was primary due to higher repairs and maintenance expense and utilities.

        Depreciation expense was $69,000 for the three months ended September 30, 2004 compared to $132,000 for the same period in 2003, a decrease of $63,000 or 48%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003:

        Our net income for the nine months ended September 30, 2004 was $3,268,000 compared to $2,905,000 for the nine months ended September 30, 2003, representing an increase of $363,000 or 12%.

        Rental income for the nine months ended September 30, 2004 was $4,839,000 compared to $4,623,000 for the nine months ended September 30, 2003, representing an increase of $216,000 or 5%. The increase in rental income was the result of higher weighted average occupancy levels and an increase in realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 92% and 90% for the nine months ended September 30, 2004 and 2003, respectively. Annual realized rent for the nine months ended September 30, 2004 increased to $13.73 per occupied square foot compared to $13.40 per occupied square foot for the nine months ended September 30, 2003.

        Cost of operations, including management fees paid to an affiliate, (see
Note 4 to the financial statements) for the nine months ended September 30, 2004 was $1,325,000 compared to $1,293,000 for the nine months ended September 30, 2003, representing an increase of $32,000 or 2%. The increase primarily consists of increases in costs of repairs and maintenance, property tax, and utilities.

        Depreciation expense was $214,000 for the nine months ended September 30, 2004 compared to $395,000 for the same period in 2003, a decrease of $181,000 or 46%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        Cash generated from operations ($3,524,000 for the nine months ended September 30, 2004) has been sufficient to meet all current obligations of the Partnership.

        We paid distributions to the limited and general partners totaling $2,300,000 ($115.00 per unit) and $798,000, respectively, for the nine months ended September 30, 2004. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

ITEM 2A.  RISK FACTORS
          ------------

        In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2003, you should consider the following factors in evaluating the Partnership:

        PUBLIC STORAGE HAS A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP.

        Public Storage is general partner and owns approximately 31.7% of our outstanding Limited Partnership units. As a result, Public Storage has a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

        COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include, in our annual report beginning December 31, 2005, our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of that date. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly statement in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005.

        As of September 30, 2004, PSI, our General Partner, has not completed our assessment of the effectiveness of our internal control over financial reporting. PSI believes we will meet the requirements of Section 404, however, if PSI fails to timely complete their assessment, or if our independent registered public accounting firm cannot timely attest to their assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement new or improved controls, or difficulties encountered in their implementation, could have an adverse effect on our operating results or cause us to fail to timely meet our regulatory reporting obligations.

        INCREASES  IN  INTEREST  RATES  MAY  ADVERSELY   AFFECT  THE  VALUE  OF
        PARTNERSHIP UNITS.

        One of the factors that influence the value of our partnership units is the annual rate of distributions that we pay as compared with interest rates. An increase in interest rates may lead purchasers of real estate partnership units to demand higher annual distribution rates, which could adversely affect the market price of our partnership units.

        DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

        All of our properties are located in California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by the recently enacted legislation and recent ballot initiatives mandating medical insurance for employees of California businesses and members of their families beginning in 2006.

        DEPENDENCY UPON AUTOMATED PROCESSES AND THE INTERNET.

        We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, a portion of our business operations are conducted over the internet, increasing the risk of viruses that could cause system failures and disruption of operations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court - Orange County)
         -----------------------------------------------------------------------

         The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from the PSI. Plaintiff alleges that the Company misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is  substantially  similar to those in Henriquez
 v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed.

         Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted the PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. PSI is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

         Salaam et al v. Public Storage, Inc. (filed February 2000) (Superior Court - Sacramento County); Holzman et al v. Public Storage, Inc. (filed October 2004) (Superior Court - Sacramento County)
         -----------------------------------------------------------------------

         The plaintiffs in the Salaam case are suing PSI on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The affirmation of the denial of class certification does not address the claim under the California Unfair Business Practices Act.

         The plaintiffs in the Holzman case, who are represented by the same attorneys as the Salaam plaintiffs, are seeking substantially the same claims with additional minor variations in an acknowledged second effort to proceed as a class, in reliance on a recent California Supreme Court case. The plaintiffs have not yet identified an aggregate value of their claims which, on an individual basis, are alleged wage losses of $4,000 or less. The plaintiffs also assert claims under the California Unfair Business Practices Act.

         The maximum potential liability for both of these cases cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act or, in the Holzman case, if plaintiff prevails on a motion for class certification.

         PSI is continuing to vigorously contest the claims in these cases and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act or, in the case of the Holzman case, for class certification. The Company cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

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







                                                 DATED: November 12, 2004

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