Form 10-Q
period 2005-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 2005-05-16
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2005

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

                                 [ ] Yes [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at May 16, 2005: 20,000

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX

                                                                        Pages
                                                                        -----

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at March 31, 2005
              and December 31, 2004                                         1

              Condensed Statements of Income for the Three
              Ended March 31, 2005 and 2004                                 2

              Condensed Statement of Partners' Equity for the
              Three Months Ended March 31, 2005                             3

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2005 and 2004                    4

              Notes to Condensed Financial Statements                     5-8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              9-10

Item 2A.      Risk Factors                                              10-13

Item 4.       Controls and Procedures                                      13

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                            14

Item 6.       Exhibits                                                     14

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                              March 31,           December 31,
                                                                                2005                  2004
                                                                          ----------------      ----------------
                                                                          (Unaudited)

                                                     ASSETS

Cash and cash equivalents                                                   $    1,518,000       $    1,407,000
Rent and other receivables                                                          30,000               35,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   9,576,000            9,574,000
     Land                                                                        2,476,000            2,476,000
                                                                          ----------------      ----------------
                                                                                12,052,000           12,050,000

     Less accumulated depreciation                                              (8,869,000)          (8,823,000)
                                                                          ----------------      ----------------
                                                                                 3,183,000            3,227,000

Other assets                                                                        15,000               28,000
                                                                          ----------------      ----------------
Total assets                                                                $    4,746,000       $    4,697,000
                                                                          ================      ================

                                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued liabilities                                    $       10,000       $       42,000
Deferred revenue                                                                   169,000              183,000

Commitments and contingencies (Note 5)                                                   -                    -

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        3,391,000            3,321,000
     General partners' equity                                                    1,176,000            1,151,000
                                                                          ----------------      ----------------
     Total partners' equity                                                      4,567,000            4,472,000
                                                                          ----------------      ----------------
Total liabilities and partners' equity                                      $    4,746,000       $    4,697,000
                                                                          ================      ================


                            See accompanying notes.
                                       1

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                  March 31,
                                                                    --------------------------------------
                                                                           2005                 2004
                                                                    -----------------    -----------------

           REVENUES:

           Rental income                                            $    1,681,000        $    1,572,000
           Other income                                                     20,000                14,000
                                                                    -----------------    -----------------
                                                                         1,701,000             1,586,000
                                                                    -----------------    -----------------
           COSTS AND EXPENSES:

           Cost of operations                                              354,000               348,000
           Management fees paid to affiliate                               101,000                94,000
           Depreciation                                                     46,000                78,000
           Administrative                                                   28,000                27,000
                                                                    -----------------    -----------------
                                                                           529,000               547,000
                                                                    -----------------    -----------------
           NET INCOME:                                              $    1,172,000        $    1,039,000
                                                                    =================    =================

           Limited partners' share of net income ($44.70 per
             unit in 2005 and $39.75 per unit in 2004)                     894,000               795,000

           General partners' share of net income                           278,000               244,000
                                                                    -----------------    -----------------
                                                                    $    1,172,000        $    1,039,000
                                                                    =================    =================


                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                       Total
                                                           Limited              General              Partners'
                                                          Partners'            Partners'              Equity
                                                       -----------------    -----------------     -----------------

Balance at December 31, 2004                           $      3,321,000     $      1,151,000      $      4,472,000

Net income                                                      894,000              278,000             1,172,000

Distributions                                                  (800,000)            (277,000)           (1,077,000)

Equity transfer                                                 (24,000)              24,000                     -
                                                       -----------------    -----------------     -----------------
Balance at March 31, 2005                              $      3,391,000     $      1,176,000      $      4,567,000
                                                       =================    =================     =================


                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                              -------------------------------------
                                                                                   2005                 2004
                                                                              ----------------     ----------------
  Cash flows from operating activities:

    Net income                                                                $     1,172,000      $     1,039,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                  46,000               78,000
         Decrease in rent and other receivables                                         5,000                4,000
         Decrease (increase) in other assets                                           13,000              (12,000)
         (Decrease) increase in accounts payable and accrued liabilities              (32,000)              78,000
         Decrease in deferred revenue                                                 (14,000)              (7,000)
                                                                              ----------------     ----------------
             Total adjustments                                                         18,000              141,000
                                                                              ----------------     ----------------
             Net cash provided by operating activities                              1,190,000            1,180,000

  Cash flows from investing activities:

    Additions to real estate facilities                                                (2,000)              (4,000)
                                                                              ----------------     ----------------
             Net cash used in investing activities                                     (2,000)              (4,000)
                                                                              ----------------     ----------------
  Cash flows from financing activities:

    Distributions paid to partners                                                 (1,077,000)            (943,000)
                                                                              ----------------     ----------------
             Net cash used in financing activities                                 (1,077,000)            (943,000)
                                                                              ----------------     ----------------
  Net increase in cash and cash equivalents                                           111,000              233,000

  Cash and cash equivalents at the beginning of the period                          1,407,000            1,070,000
                                                                              ----------------     ----------------
  Cash and cash equivalents at the end of the period                          $     1,518,000      $     1,303,000
                                                                              ================     ================


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2004.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at March 31, 2005.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at March 31, 2005.

         Any real estate facility which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value (less cost to sell) or its carrying value.

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

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses were $48,000 and $58,000 for the three months ended March 31, 2005 and 2004, respectively.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that any cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. The Partnership paid distributions to the limited and general partners totaling $800,000 ($40.00 per unit) and $277,000, respectively, for the three months ended March 31, 2005. Future distributions will be based on amounts supported by operating cash flow after capital improvements and any other necessary obligations.

4.       RELATED PARTY TRANSACTIONS

         Management Agreement and Shared Expenses with PSI:
         --------------------------------------------------

         The Partnership has a management agreement with PSI. Under the terms of the agreement, PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended March 31, 2005 and 2004, the Partnership paid PSI $101,000 and $94,000, respectively, pursuant to this management agreement. The management agreement between the Partnership and PSI may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing, and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $156,000 and
         $155,000 for the three months ended March 31, 2005 and 2004, respectively.

         Ownership Interests by the General Partners:
         --------------------------------------------

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

         As of March 31, 2005, Hughes and members of his family own 30.5% of the limited partnership units. PSI owns 30.8% of the limited partnership units. An additional 1% of the limited partnership units are owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%.

         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2004 or for the three months ended March 31, 2005.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         Other Business Activities
         -------------------------

         A corporation that reinsures policies against losses to goods stored by tenants in the Partnership's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the re-insurance of tenant goods.

         A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary receives the revenues and bears the cost of the activities. We believe that the availability of locks and boxes for sale and the rental of trucks promote the rental of spaces.

5.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public Storage, Inc. (filed April 2003)
         -------------------------------------------------
         (Superior Court - Orange County)
         --------------------------------

         The plaintiff in this case filed a suit against Public Storage, Inc. on behalf of a putative class of renters who rented self-storage units from Public Storage, Inc. Plaintiff alleges that Public Storage, Inc. misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. On a quarterly basis we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at March 31, 2005. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004:

         Our net income for the three months ended March 31, 2005 was $1,172,000 compared to $1,039,000 for the three months ended March 31, 2004, representing an increase of $133,000 or 13%.

         Rental income for the three months ended March 31, 2005 was $1,681,000 compared to $1,572,000 for the three months ended March 31, 2004, representing an increase of $109,000 or 7%. The increase in rental income was a result of increases in both occupancy and realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 90.5% and 90.0% for the three months ended March 31, 2005 and 2004, respectively. Annual realized rent for the three months ended March 31, 2005 increased to $14.48 per occupied square foot compared to $13.65 per occupied square foot for the three months ended March 31, 2004.

         Cost of operations, including management fees paid to an affiliate, (see Note 4 to the unaudited condensed financial statements) for the three months ended March 31, 2005 was $455,000 compared to $442,000 for the three months ended March 31, 2004, representing an increase of $13,000 or 3%. The increase was primary due to increases in direct property management payroll and management fees, partially offset by a reduction in advertising expense.

         Depreciation expense was $46,000 for the three months ended March 31, 2005 compared to $78,000 for the same period in 2004, a decrease of $32,000 or 41%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for the Partnership's self-storage facilities becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from operations ($1,190,000 for the three months ended March 31, 2005) has been sufficient to meet all current obligations of the Partnership.

         We paid distributions to the limited and general partners totaling $800,000 ($40.00 per unit) and $277,000, respectively, for the three months ended March 31, 2005. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

         The Partnership may borrow in the future with the intent of using the proceeds to finance distributions to the limited and general partners.

ITEM 2A.  RISK FACTORS

         In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2004, you should consider the following factors in evaluating the Partnership:

         THE GENERAL PARTNERS HAVE A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP.

         As of March 31, 2005, Hughes and members of his family own 30.5% of the limited partnership units. PSI owns 30.8% of the limited partnership units. An additional 1% of the limited partnership units are owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%. As a result, the General Partners have a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

         COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include, in our annual report beginning December 31, 2006, our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of that date. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006.

         As of March 31, 2005, PSI, our General Partner, has not completed our assessment of the effectiveness of our internal control over financial reporting. PSI believes we will meet the requirements of Section 404, however, if PSI fails to timely complete their assessment, or if our independent registered public accounting firm cannot timely attest to their assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement new or improved controls, or difficulties encountered in their implementation, could have an adverse effect on our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

         DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

         All of our properties are located in California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

         WE  HAVE  DEVELOPED  A  DEPENDENCY  UPON  AUTOMATED  PROCESSES  AND THE
INTERNET.

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

         OUR OWNERSHIP IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

         The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. STOR-Re provides limited property and liability coverage to the Partnership, PSI and affiliates of PSI for losses occurring before April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amount provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The information set forth under the heading "Legal Proceedings" in Note 5 to the unaudited condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 6.  EXHIBITS
         --------

(a) The following Exhibits are included herein:

31.1 Certification by Ronald L. Havner, Jr. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification   by  John  Reyes   pursuant   to  Section   302  of  the
         Sarbanes-Oxley Act of 2002

32 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            DATED: May 16, 2005

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