Form 10-Q
period 2005-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 2005-11-14
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005
                     ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------.

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           California                                     95-3196921
 ---------------------------------------  -------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)


701 Western Avenue, Glendale, California                  91201-2349
----------------------------------------  -------------------------------------
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

                 [ ] Yes             [X] No



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  [ ] Yes             [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at November 14, 2005: 20,000

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX

                                                                          Pages
                                                                          -----

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at September 30, 2005
              and December 31, 2004                                           1

              Condensed Statements of Income for the Three and
              Nine Months Ended September 30, 2005 and 2004                   2

              Condensed Statement of Partners' Equity for the
              Nine Months Ended September 30, 2005                            3

              Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2005 and 2004                   4

              Notes to Condensed Financial Statements                       5-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10-12

Item 2A.      Risk Factors                                                12-14

Item 4.       Controls and Procedures                                     14-15

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                              16

Item 6.       Exhibits                                                       16

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                    September 30,         December 31,
                                                                                       2005                   2004
                                                                                  ------------------   -----------------
                                                                                     (Unaudited)

                                        ASSETS
                                        ------
Cash and cash equivalents                                                           $    1,792,000       $    1,407,000
Rent and other receivables                                                                  80,000               35,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                           9,590,000            9,574,000
     Land                                                                                2,476,000            2,476,000
                                                                                  ------------------   -----------------
                                                                                        12,066,000           12,050,000

     Less accumulated depreciation                                                     (8,962,000)          (8,823,000)
                                                                                  ------------------   -----------------
                                                                                         3,104,000            3,227,000

Other assets                                                                                34,000               28,000
                                                                                  ------------------   -----------------

Total assets                                                                        $    5,010,000       $    4,697,000
                                                                                  ==================   =================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable and accrued liabilities                                            $      137,000       $       42,000
Deferred revenue                                                                           163,000              183,000

Commitments and contingencies (Note 5)                                                           -                    -

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                                3,497,000            3,321,000
     General partners' equity                                                            1,213,000            1,151,000
                                                                                   ------------------   ----------------

     Total partners' equity                                                              4,710,000            4,472,000
                                                                                   ------------------   ----------------

Total liabilities and partners' equity                                              $    5,010,000       $    4,697,000
                                                                                  ==================   =================

                            See accompanying notes.
                                       1

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                         September 30,
                                                   ------------------------------------------ -------------------------------------
                                                           2005                  2004                  2005                2004
                                                   -------------------  --------------------- -------------------- ----------------

        REVENUES:
        Rental income                              $    1,749,000        $    1,666,000        $    5,140,000        $    4,839,000
        Other income                                       28,000                14,000                71,000                39,000
                                                   -------------------  --------------------- -------------------- ----------------

                                                        1,777,000             1,680,000             5,211,000             4,878,000
                                                   -------------------  --------------------- -------------------- ----------------

        COSTS AND EXPENSES:

        Cost of operations                                347,000               327,000             1,049,000             1,035,000
        Management fees paid to affiliate                 105,000               100,000               308,000               290,000
        Depreciation                                       45,000                69,000               139,000               214,000
        Administrative                                     25,000                18,000                83,000                71,000
                                                   -------------------  --------------------- -------------------- ----------------

                                                          522,000               514,000             1,579,000             1,610,000
                                                   -------------------  --------------------- -------------------- ----------------

        NET INCOME:                                $    1,255,000        $    1,166,000        $    3,632,000        $    3,268,000
                                                   ===================  ===================== ==================== ================

        Limited partners' share of net income ($137.75
          unit in 2005 and $123.45 per unit in 2004)                                                2,755,000             2,469,000


        General partners' share of net income                                                         877,000               799,000
                                                                                              -------------------- ----------------

                                                                                               $    3,632,000        $    3,268,000
                                                                                              ==================== ================


                            See accompanying notes.
                                       2

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                       Total
                                                           Limited              General              Partners'
                                                          Partners'            Partners'              Equity
                                                      --------------------  -------------------- -------------------
Balance at December 31, 2004                            $      3,321,000     $      1,151,000      $      4,472,000

Net income                                                     2,755,000              877,000             3,632,000

Distributions                                                 (2,520,000)            (874,000)           (3,394,000)

Equity transfer                                                  (59,000)              59,000                     -
                                                      --------------------  -------------------- -------------------

Balance at September 30, 2005                           $      3,497,000     $      1,213,000      $      4,710,000
                                                      ====================  ==================== ===================



                            See accompanying notes.
                                       3

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                   ------------------------------------------------
                                                                                             2005                    2004
                                                                                   ------------------------  ----------------------
  Cash flows from operating activities:
    Net income                                                                         $     3,632,000         $     3,268,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                          139,000                 214,000
         (Increase) decrease in rent and other receivables                                     (45,000)                  5,000
         Increase in other assets                                                               (6,000)                (22,000)
         Increase in accounts payable and accrued liabilities                                   95,000                  61,000
         Decrease in deferred revenue                                                          (20,000)                 (2,000)
                                                                                   ------------------------  ----------------------

             Total adjustments                                                                 163,000                 256,000
                                                                                   ------------------------  ----------------------

             Net cash provided by operating activities                                       3,795,000               3,524,000
                                                                                   ------------------------  ----------------------

  Cash flows from investing activities:

    Additions to real estate facilities                                                        (16,000)                (67,000)
                                                                                   ------------------------  ----------------------

             Net cash used in investing activities                                             (16,000)                (67,000)
                                                                                   ------------------------  ----------------------

  Cash flows from financing activities:

    Distributions paid to partners                                                          (3,394,000)             (3,098,000)
                                                                                   ------------------------  ----------------------

             Net cash used in financing activities                                          (3,394,000)             (3,098,000)
                                                                                   ------------------------  ----------------------

  Net increase in cash and cash equivalents                                                    385,000                 359,000

  Cash and cash equivalents at the beginning of the period                                   1,407,000               1,070,000
                                                                                   ------------------------  ----------------------

  Cash and cash equivalents at the end of the period                                   $     1,792,000         $     1,429,000
                                                                                   ========================  ======================

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation:
     ----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2004.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Real Estate Facilities and Evaluation of Asset Impairment:
     ----------------------------------------------------------

     Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at September 30, 2005.

     We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at September 30, 2005.

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

     Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses were $54,000 and $164,000 for the three and nine months ended September 30, 2005, respectively, and $44,000 and $160,000 for the same periods in 2004, respectively.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   CASH DISTRIBUTIONS

     The Partnership Agreement requires that any cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. The Partnership paid distributions to the limited and general partners totaling $2,520,000 ($126.00 per unit) and $874,000, respectively, for the nine months ended September 30, 2005. Future distributions will be based on amounts supported by operating cash flow after capital improvements and any other necessary obligations.

4.   RELATED PARTY TRANSACTIONS

     Management Agreement and Shared Expenses with PSI:
     --------------------------------------------------

     The Partnership has a management agreement with PSI. Under the terms of the agreement, PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended September 30, 2005 and 2004, the Partnership paid PSI $105,000 and $100,000, respectively. For the nine months ended September 30, 2005 and 2004, the Partnership paid PSI $308,000 and $290,000, respectively, pursuant to this management agreement. The management agreement between the Partnership and PSI may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

     The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs are principally comprised of
     i) payroll costs relating to supervisory, relief, and administrative personnel, ii) centralized corporate services such as the telephone reservation center and customer service iii) advertising expenditures including media advertising and yellow page costs, and iv) insurance including workers compensation, property, casualty, liability, and employee health coverage. The total of such expenses, which are primarily included in cost of operations, amounted to $172,000 and $534,000 for the three and nine months ended September 30, 2005, respectively, and $165,000 and $553,000 for the same periods in 2004, respectively.

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

     As of September 30, 2005, Hughes and members of his family own approximately 31% of the limited partnership units. PSI owns approximately 31% of the limited partnership units. Approximately 1% of the limited partnership units are owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%.

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Ownership in STOR-Re:
     ---------------------

     The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2004 or for the nine months ended September 30, 2005.

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

     Other Business Activities:
     --------------------------

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

5.   COMMITMENTS AND CONTINGENCIES

     Legal Proceedings:
     ------------------

     Serrao v. Public Storage,  Inc. (filed April 2003) (Superior Court - Orange
     ---------------------------------------------------------------------------
     County)
     -------

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     case to federal court. There can be no assurance that this motion will be granted. Public Storage, Inc. is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

     Brinkley et al v. Public Storage,  Inc. (filed April, 2005) (Superior court
     ---------------------------------------------------------------------------
     of California - Los Angeles County)
     -----------------------------------

     The Brinkley plaintiffs are suing Public Storage, Inc. on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. Public Storage, Inc. is vigorously contesting the claims and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. Public Storage, Inc. does not believe that this matter will have any material adverse effect on the results of operations of the Partnership.

     Inhan et al v.  Public  Storage,  Inc  (filed  May,  2005)  (United  States
     ---------------------------------------------------------------------------
     District Court - Southern District of Florida)
     ----------------------------------------------

     Inhan and a co-plaintiff are suing Public Storage, Inc. in Florida claiming they were not compensated for all hours worked under the Federal Fair Labor Standards Act. The suit is brought as a putative class action. The time to add additional parties in this action has expired and no additional parties have been added. Public Storage, Inc. vigorously contests the claims and although the maximum potential liability cannot be estimated, the fact that the time to add additional parties in this action has expired limits the maximum potential liability. As a result, we believe this matter is no longer potentially material and therefore will no longer report on it.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 to our consolidated financial statements summarize the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

         Management believes the following are critical accounting policies whose application has a material impact on our financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. On a quarterly basis we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at September 30, 2005. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses of which we are aware are described in Note 5 to the Partnership's unaudited condensed financial statements at September 30, 2005.

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

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004:

      Our net income for the three months ended September 30, 2005 was $1,255,000 compared to $1,166,000 for the three months ended September 30, 2004, representing an increase of $89,000 or 8%.

      Rental income for the three months ended September 30, 2005 was $1,749,000 compared to $1,666,000 for the three months ended September 30, 2004, representing an increase of $83,000 or 5%. The increase in rental income was a result of an increase in realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 91% and 93% for the three months ended September 30, 2005 and 2004, respectively. Annual realized rent for the three months ended September 30, 2005 increased to $14.92 occupied square foot compared to $13.93 per occupied square foot for the three months ended September 30, 2004.

      Cost of operations,  including management fees paid to an affiliate,  (see
Note 4 to the unaudited condensed financial statements) for the three months ended September 30, 2005 was $452,000 compared to $427,000 for the three months ended September 30, 2004, representing an increase of $25,000 or 6%. The increase was primarily due to increases in advertising, utilities, repairs and maintenance and management fee expenses, partially offset by a decrease in payroll expense.

      Depreciation expense was $45,000 for the three months ended September 30, 2005 compared to $69,000 for the same period in 2004, a decrease of $24,000 or 35%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for the Partnership's self-storage facilities becoming fully depreciated.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004:

      Our net income for the nine months ended September 30, 2005 was $3,632,000
compared  to  $3,268,000   for  the  nine  months  ended   September  30,  2004,
representing an increase of $364,000 or 11%.

      Rental income for the nine months ended September 30, 2005 was $5,140,000 compared to $4,839,000 for the nine months ended September 30, 2004, representing an increase of $301,000 or 6%. The increase in rental income was a result of an increase in realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 91% and 92% for the nine months ended September 30, 2005 and 2004, respectively. Annual realized rent for the nine months ended September 30, 2005 increased to $14.59 per occupied square foot compared to $13.73 per occupied square foot for the nine months ended September 30, 2004.

      Cost of operations,  including management fees paid to an affiliate,  (see
Note 4 to the unaudited condensed financial statements) for the nine months ended September 30, 2005 was $1,357,000 compared to $1,325,000 for the nine months ended September 30, 2004, representing an increase of $32,000 or 2%. The increase was primarily due to increases in advertising, management fees and property tax expense, partially offset by a reduction in repairs and maintenance.

      Depreciation expense was $139,000 for the nine months ended September 30, 2005 compared to $214,000 for the same period in 2004, a decrease of $75,000 or 35%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for the Partnership's self-storage facilities becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

      Cash generated from operations ($3,795,000 for the nine months ended September 30, 2005) has been sufficient to meet all current obligations of the Partnership.

      We paid distributions to the limited and general partners totaling $2,520,000 ($126.00 per unit) and $874,000, respectively, for the nine months ended September 30, 2005. Future distribution rates will be adjusted to levels which, are supported by operating cash flow after capital improvements and any other necessary obligations.

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

ITEM 2A.  RISK FACTORS
          ------------

      In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2004, you should consider the following factors in evaluating the Partnership:

      THE GENERAL PARTNERS HAVE A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP AND COULD TAKE ACTIONS ADVERSE TO OTHER UNITHOLDERS.

      As of September 30, 2005, Hughes and members of his family own approximately 31% of the limited partnership units. PSI owns approximately 31% of the limited partnership units. Approximately 1% of the limited partnership units are owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%. As a result, the General Partners have a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions, and could take actions that may not be favorable to the other unitholders.

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

      WE HAVE BECOME INCREASINGLY DEPENDENT UPON AUTOMATED PROCESSES AND THE INTERNET AND ARE FACED WITH SECURITY SYSTEM RISKS.

      We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, a portion of our business operations are conducted over the internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.

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

      THERE IS SIGNIFICANT COMPETITION AMONG SELF-STORAGE FACILITIES AND FROM OTHER STORAGE ALTERNATIVES. All of our properties are self-storage facilities. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Fusther development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

ITEM 6.  EXHIBITS
         --------

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                DATED: November 14, 2005

                                                PUBLIC STORAGE PROPERTIES, LTD.

                                                BY:  Public Storage, Inc.,
                                                     General Partner





                                                BY:  /s/  John Reyes
                                                     John Reyes
                                                     Senior Vice President and
                                                     Chief Financial Officer

EXHIBIT NO.                      EXHIBIT INDEX
------------ -------------------------------------------------------------------

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.Filed herewith.

31.2 Rule 13a-14(a)/15d-14(a)Certification of Chief Financial Officer. Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.