Form 10-K
period 2005-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 2006-03-31
CIK 202953

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005 or
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number:     0-8667
                            ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

             California                              95-3196921
----------------------------------------- --------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)              Identification Number)
701 Western Avenue, Glendale, California           91201-2349
----------------------------------------- --------------------------------------
(Address of principal executive offices)            (Zip Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]               No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2005:

Limited Partner Units, $500.00 Par Value - $12,770,000 (computed on the basis of $1,700 per unit which was the highest reported sale price prior to the quarter ended June 30, 2005).

The number of units outstanding of the registrant's classes of common equity as of March 30, 2006:

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

        The public may read and copy any materials this Partnership files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The partnership does not maintain a website. However, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Partnership, that file electronically with the SEC at http://www.sec.gov.

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

        Following are the Partnership's investment practices and policies. The partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds. While a vote of the limited partners is generally required to change the Partnership's investment policies, the general partners hold a majority of the limited partnership units, and as a result, the General Partners could change these policies through their vote.

        o Our investments consist of nine self-storage facilities located in the United States. See "Self-storage Facilities" and Item 2 "Properties" for further information. These investments were acquired both for income and capital gains.

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

        Self-storage facilities in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between approximately 250 to 1,100 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

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

Operating Strategies
--------------------

        The Partnership's self-storage facilities are operated by PSI under the "Public Storage" brand name, which the Partnership believes is the most recognized name in the self-storage industry. The major elements of the Partnership's operating strategies are as follows:

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

o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to maximize-revenues through high occupancy levels and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's self-storage facilities was 91% and 92% in 2005 and 2004, respectively. Annual realized rents per occupied square foot increased from $13.86 in 2004 to $14.69 in 2005.

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

o Professional property operation. There are approximately 4,030 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and other owners of properties operated by PSI.

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

        The Partnership's facilities are typically advertised via signage, yellow pages, flyers, broadcast media advertising (i.e. television and radio) in geographic areas in which many of the Partnership's facilities are located, as well as on the internet. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

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

Competition
-----------

        Local market conditions play a significant role in how competition will affect the Partnership's operations. Competition from other self-storage and other storage alternatives in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among self-storage facilities in the market areas in which the Partnership operates. In addition to competition from self-storage facilities operated by PSI, there are other publicly traded REITs and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI, and the "Public Storage" brand name recognition should enable the Partnership to continue to compete effectively with other entities.

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

Employees
---------

        There are approximately 15 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 1A. RISK FACTORS
         ------------

        In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

         THE GENERAL PARTNERS CONTROL THE PARTNERSHIP AS A GROUP.

        Public Storage, Inc. is a general partner and beneficially owns approximately 31.4% of our outstanding limited partnership units. In addition,
B. Wayne Hughes, General Partner of the Partnership, and Chairman of PSI and members of his family beneficially own 31.5% of the limited partnership units. As a result, the General Partners, as a group, control matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other such transactions.

        PUBLIC STORAGE'S PROPOSED ACQUISITION OF SHURGARD MAY SUBJECT THE PARTNERSHIP TO ADDITIONAL RISKS.

        Public Storage announced recently that it had entered into an agreement to acquire Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that has interests in approximately 646 self-storage facilities located in the United States and Europe.

        There would be no change in the financial interests of the Partnership if this acquisition of Shurgard is completed. However, because the self-storage facilities of the Partnership and Public Storage are managed by Public Storage, and the self-storage facilities owned by Shurgard would also be managed by Public Storage, the merger could have potential negative impacts on the Partnership, as follows:

        o Difficulties in the integration of operations, technologies, and personnel of Shurgard could negatively impact the operations of the facilities managed by Public Storage, including the Partnership's.

        o Public Storage's management attention to the integration and acquisition of Shurgard could divert attention away from the operations of the existing self-storage portfolio that it manages, including the Partnership's properties.

        o Individual Partnership properties could experience a decrease in move-ins, reductions to rental rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long term due to the competitive impact of Public Storage commencing management of the former Shurgard facilities, particularly with respect to those facilities that are close to the Partnership's facilities.

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

        There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2005. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

        DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

        All of the Partnership's properties are located in California. California is facing budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, the Partnership could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

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

        OUR OWNERSHIP INTEREST IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

        The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. STOR-Re provided limited property and liability insurance coverage to the Partnership, PSI, and affiliates of PSI for losses occurring prior to April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2005 financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

      Not applicable.

ITEM 2.  PROPERTIES
         ----------

        The following table sets forth information as of December 31, 2005 about properties owned by the Partnership:

                                              Net            Number            Date             Completion
      Location          Size of Parcel   Rentable Area      of Spaces       of Purchase             Date
----------------------  ---------------- ---------------- -------------- -------------------- ------------------
CALIFORNIA
----------
Corona                    2.82 acres      52,000 sq. ft.        467        June 29, 1978         Dec. 1978
Fremont                   3.00 acres      53,000 sq. ft.        464        Mar. 21, 1978         Nov. 1978
Milpitas                  3.40 acres      40,000 sq. ft         419        May 8, 1978           Nov. 1978
Norco                     1.66 acres      29,000 sq. ft         257        July 19, 1978         Dec. 1978
North Hollywood           2.06 acres      38,000 sq. ft.        343        Mar. 17, 1978         Dec. 1979
Pasadena                  1.84 acres      37,000 sq. ft.        385        Feb. 24, 1978         Aug. 1978
Sun Valley                2.72 acres      53,000 sq. ft.        477        May 30, 1978          Oct. 1978
Wilmington                6.32 acres     133,000 sq. ft.      1,089        Apr. 18, 1978         Aug. 1978
Whittier - El Monte       3.28 acres      58,000 sq. ft.        532        Nov. 29, 1977         July 1978

         The weighted average occupancy level for the self-storage facilities was 92% during 2004 and 91% during 2005.

        The Partnership does not have any agreements to buy or sell any real estate. The partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds.

        As of December 31, 2005, the properties were not encumbered.

ITEM 3.        LEGAL PROCEEDINGS
               -----------------

        Serrao v. Public  Storage,  Inc.  (filed April 2003)  (Superior  Court -
        ------------------------------------------------------------------------
        Orange County)
        ------------------------------------------------------------------------

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

        Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PSI filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PSI is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

        Brinkley et al v. Public  Storage,  Inc.  (filed April,  2005) (Superior
        ------------------------------------------------------------------------
        court of California - Los Angeles County)
        ------------------------------------------------------------------------

        The Brinkley plaintiffs are suing PSI on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. PSI is vigorously contesting the claims and intend to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. PSI does not believe that this matter will have any material adverse effect on the results of operations of the Partnership.

     Other Items
     -----------

         PSI and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER
         ----------------------------------------------------------------
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
         -------------------------------------------------

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

        Exclusive of the General Partners' interest in the Partnership, as of December 31, 2005, there were approximately 599 unitholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

   For the Year Ended
     December 31,                  2005               2004               2003               2002               2001
---------------------------- ------------------ ----------------- ------------------- ----------------- ------------------
Revenues                      $    7,002,000     $    6,593,000    $    6,246,000      $   5,938,000      $    6,006,000

Depreciation and
  amortization                       181,000            217,000           454,000            516,000             533,000


Interest expense                           -                  -                 -             14,000             221,000

Net income                         4,888,000          4,475,000         3,977,000          3,729,000           3,643,000

Limited partners' share            3,619,000          3,397,000         3,004,000          3,242,000           3,607,000

General partners' share            1,269,000          1,078,000           973,000            487,000              36,000

Limited partners'
  per unit data (1):
  Net income                         $180.95            $169.85           $150.20            $162.10             $180.35
  Cash Distributions                 $183.00            $155.00           $140.00             $67.50                 -

As of December 31,
---------------------------

Cash and cash equivalents     $    1,448,000    $     1,407,000    $    1,070,000    $       538,000      $      175,000

Total assets                  $    4,639,000    $     4,697,000    $    4,422,000    $     4,178,000      $    4,242,000

Notes payable                 $            -    $             -    $            -    $             -      $    2,000,000

 (1) Per unit  data is based  on the  weighted  average  number  of the  limited
partnership     units     (20,000)     outstanding     during    each    period.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

Overview
--------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

      IMPAIRMENT OF REAL ESTATE

     Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2005. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

     ACCRUALS FOR CONTINGENCIES

     We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles in the U.S., we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 8 to the Partnership's financial statements.

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

RESULTS OF OPERATIONS
---------------------

     YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004:

     The Partnership's net income in 2005 was $4,888,000 compared to $4,475,000 in 2004, representing an increase of $413,000 or 9%. The increase is primarily attributable to improved property operations at the Partnership's self-storage facilities.

     During 2005, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $356,000 or 8% from $4,506,000 in 2004 to $4,862,000 in 2005.

     Rental income was $6,879,000 in 2005 compared to $6,537,000 in 2004, representing an increase of $342,000, or 5%. The increase is attributable to an increase in realized rent per occupied square foot at the Partnership's self-storage facilities. Weighted average occupancy levels were 91% during 2005 compared to 92% during 2004. The average annual realized rent per square foot was $14.69 during 2005 compared to $13.86 during 2004.

     Cost of operations (including management fees paid to an affiliate) was $1,836,000 and $1,814,000 in 2005 and 2004, respectively, representing an increase of $22,000, or 1%. This increase is primarily attributable to increases in management fees (as a result of higher revenues) and property and casualty insurance expense, partially offset by a decrease in repairs and maintenance and advertising expenses.

     Depreciation expense was $181,000 for the year ended December 31, 2005 compared to $217,000 for the same period in 2004. The decrease in depreciation expense is primarily related to the Partnership's buildings, which were fully depreciated in 2004, as such, depreciation expense for 2005 is entirely for capital improvements, which generally are depreciated over an estimated five-year average useful life. The level of depreciation expense in future periods will depend upon the timing and amount of new capital expenditures and the extent to which past capital expenditures become fully depreciated.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flow from operating activities of $5,018,000 for the year ended December 31, 2005 have been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $48,000 for the year ended December 31, 2005 compared to $152,000 in 2004 and $205,000 in 2003.

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

     We paid distributions to the limited and general partners totaling $3,660,000 ($183.00 per unit) and $1,269,000, respectively, for the year ended December 31, 2005. We paid distributions to the limited and general partners totaling $3,100,000 ($155.00 per unit) and $1,075,000, respectively, for the year ended December 31, 2004. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

      As of December 31, 2005, the Partnership had no outstanding debt.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 15(a).

ITEM 9.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
            -------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

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

     At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the fourth quarter of 2005, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


        Name                                    Positions with PSI
------------------------     ---------------------------------------------------
B. Wayne Hughes              Chairman of the Board
                             Chief Executive Officer, Vice Chairman of the Board
Ronald L. Havner, Jr.          and President
John Reyes                   Senior Vice President and Chief Financial Officer
John S. Baumann              Senior Vice President and Chief Legal Officer
John G. Graul                Senior Vice President and President, Self-storage Operations
David F. Doll                Senior Vice President and President, Real Estate Group
Harvey Lenkin                Director
B. Wayne Hughes, Jr.         Director
Robert J. Abernethy          Director
Dann V. Angeloff             Director
William C. Baker             Director
John T. Evans                Director
Uri P. Harkham               Director
Daniel C. Staton             Director

     B. Wayne Hughes, age 72, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board. Mr. Hughes is currently engaged in the acquisition and operation of commercial properties in California and in the acquisition and operation of self-storage facilities in Canada. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a member of the Company's Board.

     Ronald L. Havner, Jr., age 48, has been the Vice-Chairman, Chief Executive Officer and a director of the Company since November 2002 and President since July 1, 2005. Mr. Havner joined the Company in 1986 and has held a variety of positions, including Chairman of the Company's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT) and a director of Business Machine Security, Inc., The Mobile Storage Group and Union BanCal Corporation.

     Harvey Lenkin, age 69, retired as President and Chief Operating Officer of the Company on June 30, 2005. Mr. Lenkin was employed by the Company or its predecessor for 27 years and has been a member of the Board of Directors since 1991. He has been a director of the Company's affiliate, PS Business Parks, Inc., since March 1998 and was President of PSB from 1990 until March 1998. He is also a director of Paladin Realty Income Properties I, Inc. and a director of Huntington Memorial Hospital, Pasadena, California and a former member of the Executive Committee of the Board of Governors of NAREIT.

     Robert J. Abernethy, age 66, Chairman of the Audit Committee and a member of the Compensation Committee, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate self-storage facilities, since 1976 and 1977, respectively. Mr. Abernethy was controller of a division of Hughes Aircraft from 1972 to 1974. He has been a director of the Company since its organization. He is a member of the board of trustees of Johns Hopkins University, a director of the Los Angeles Music Center, a member of the Board of Overseers of the Los Angeles
Philharmonic, a trustee of Loyola Marymount University, a director of the Pacific Council on International Policy, a director of the Atlantic Council, a member of the Council on Foreign Relations and a former California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and of the Metropolitan Water District of Southern California, a former member of the California State Board of Education, a former member of the California State Arts Council, a former Planning Commissioner, a former Telecommunications Commissioner and the former Vice-Chairman of the Economic Development Commission of the City of Los Angeles. He received an M.B.A. from the Harvard University Graduate School of Business.

     Dann V. Angeloff, age 70, Chairman of the Nominating/Corporate Governance Committee and a member of the Compensation Committee, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is currently the general partner of a limited partnership that in 1974 purchased a self-storage facility operated by the Company. Mr. Angeloff has been a director of the Company since its organization. He is a director of Bjurman, Barry Fund, Inc., Nicholas/Applegate Fund, ReadyPac Foods, Retirement Capital Group and SoftBrands, Inc.

     William C. Baker, age 72, a member of Nominating/Corporate Governance Committee, became a director of the Company in November 1991. Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until August 2005. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies, which then operated the Santa Anita Racetrack. From April 1993 through May 1995, he was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, Mr. Baker was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, Mr. Baker was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. He is a director of La Quinta, Inc., California Pizza Kitchen, Javo Beverage Company and Callaway Golf Company.

     John T. Evans, age 67, a member of the Audit Committee and of the Nominating/Corporate Governance Committee, became a director of the Company in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Toronto East General Hospital. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

     Uri P. Harkham, age 57, a member of the Compensation Committee, became a director of the Company in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing warehouses and retail and mixed-use real estate in California.

     B. Wayne Hughes, Jr., age 46, became a director of the Company in January 1998. He was employed by the Company from 1989 to 2002, serving as Vice President - Acquisitions of the Company from 1992 to 2002. Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC, a company engaged in the acquisition and operation of commercial properties in California and is a director of Canadian Mini-Ware Properties Ltd., a company engaged in the acquisition, development and operation of self-storage facilities in Canada. He is the son of B. Wayne Hughes.

     Daniel C. Staton, age 53, Chairman of the Compensation Committee and a member of the Audit Committee, became a director of the Company in March 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with the Company. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999. He is President of Walnut Capital Partners, an investment and venture capital company and the Co-Chief Executive Officer of PMGI (formerly Media General, Inc.), a print and electronic media company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1993, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

     The members of the PSI Audit Committee of the Board are: Robert J. Abernethy (Chairman), John T. Evans, and Daniel Staton. The Board of PSI has determined that the Chairman of the Audit Committee, Robert J. Abernethy and Audit Committee member Daniel C. Staton, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The Board has further determined that Messrs. Abernethy and Staton are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

    (a)  At March 30, 2006, the following beneficially owned more than 5% of the
         Units:


          Title                           Name and Address                        Beneficial               Percent
        of Class                         of Beneficial Owner                      Ownership                of Class
---------------------------- ---------------------------------------------- -------------------------- ---------------
Units of Limited              Public Storage, Inc.                               6,274 Units (1)              31.4%
Partnership Interest          701 Western Ave.
                              Glendale, California 91201

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

(2) Includes (i) 6,025 Units owned by H-G Family Corporation, a corporation o9f which Hughes' children are shareholders; PSI has an option to acquire 25 of these Units, (ii) 80 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 80 Units, and
         (iii) 196 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"), and BWH Marinas sold its interests to H-G Family Corporation in 2002. In addition to their distribution rights with respect to their general partner's interests, PSI and H-G Family Corporation own 6,169 and 6,025 Limited Partner Units, respectively. During 2005, PSI and H-G Family Corporation received $1,015,000 and $254,000, respectively, in distributions related to their general partner's ownership interests.

     The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or 6 months notice by PSI. During 2005, 2004 and 2003, the Partnership paid fees of $413,000, $392,000 and $374,000, respectively, to PSI pursuant to the Management Agreement.

     In addition, the Partnership combines its insurance purchasing power with PSI through captive insurance entities controlled by PSI (see Note 5 to the Partnership's financial statements). These captive entities provide limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities' limitations. Premiums paid to the captive entities for the years ended December 31, 2005, 2004 and 2003 were $46,000, $79,000 and $52,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

         Fees billed to the Partnership by Ernst & Young LLP for 2004 and 2005, as are follows:

         Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $8,000 for 2004 and $11,000 for 2005.

         Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $8,000 for 2004 and $10,000 for 2005.

         Audit-Related Fees and Other Fees: During 2004 and 2005 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

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

(a)   List of documents filed as part of this Report.

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

                           (Items 15(a)(3) and 15(b))


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

                                 PUBLIC STORAGE PROPERTIES, LTD.
                                 a California Limited Partnership
Dated:  March 31, 2006      By:  Public Storage, Inc., General Partner

                            By:  /s/ Ronald L. Havner, Jr.
                                  ----------------------------------------------
                                 Ronald L. Havner, Jr., Vice Chairman of
                                 the Board, Chief Executive Officer and
                                 President of Public Storage, Inc.,
                                 Corporate General Partner

                            By:  /s/ B. Wayne Hughes
                                 -----------------------------------------------
                                 B. Wayne Hughes,General Partner and Chairman of the Board of ublic Storage Inc.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


        Signature                                                 Capacity                                             Date
----------------------------------------------     ---------------------------------------------------------   ------------------

                                                       Vice Chairman of the Board, Chief Executive
                                                       Officer and President of Public Storage, Inc.,
/s/ Ronald L. Havner Jr.                               Corporate General Partner                                  March 31, 2006
---------------------------------------
Ronald L. Havner, Jr.

                                                       General Partner and Chairman of the Board of
/s/ B. Wayne Hughes                                    Public Storage, Inc.                                       March 31, 2006
---------------------------------------
B. Wayne Hughes

                                                       Senior Vice President and Chief Financial Officer
                                                       of Public Storage, Inc. (principal financial
/s/ John Reyes                                         officer and principal accounting officer)                  March 31, 2006
---------------------------------------
John Reyes

/s/ Harvey Lenkin                                      Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.                               Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
B. Wayne Hughes, Jr.

/s/ Robert J. Abernethy                                Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                                   Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
Dann V. Angeloff

/s/ William Baker                                      Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
William C. Baker

/s/ John T. Evans                                      Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
John T. Evans

/s/ Uri P. Harkham                                     Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                                   Director of Public Storage, Inc.                           March 31, 2006
---------------------------------------
Daniel C. Staton


                         PUBLIC STORAGE PROPERTIES, LTD.
                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))

                                                                            Page
                                                                      References
                                                                      ----------

Report of Independent Registered Public Accounting Firm                      F-1
Financial Statements and Schedule:

Balance Sheets as of December 31, 2005 and 2004                              F-2

For the years ended December 31, 2005, 2004 and 2003:

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

             Report of Independent Registered Public Accounting Firm




The Partners
Public Storage Properties, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties, Ltd. (the "Partnership") as of December 31, 2005 and 2004, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP





March 27, 2006
Los Angeles, California

                         PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           December 31, 2005 and 2004


                                                                                 2005                   2004
                                                                          ----------------------  ---------------------

                                ASSETS
                                ------

Cash and cash equivalents                                                   $     1,448,000        $     1,407,000
Rent and other receivables                                                           69,000                 35,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                    9,622,000              9,574,000
     Land                                                                         2,476,000              2,476,000
                                                                          ----------------------  ---------------------
                                                                                 12,098,000             12,050,000


     Less accumulated depreciation                                               (9,004,000)            (8,823,000)
                                                                          ----------------------  ---------------------
                                                                                  3,094,000              3,227,000

Other assets                                                                         71,000                 68,000
                                                                          ----------------------  ---------------------

Total assets                                                                $     4,682,000        $     4,737,000
                                                                          ======================  =====================



                   LIABILITIES AND PARTNERS' EQUITY
                   --------------------------------

Accounts payable                                                            $        88,000        $        82,000
Deferred revenue                                                                    163,000                183,000

Commitments and contingencies (Note 8)                                                    -                      -

Partners' equity
    Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                         3,290,000              3,321,000
      General partners' equity                                                    1,141,000              1,151,000
                                                                          ----------------------------  ---------------

    Total partners' equity                                                        4,431,000              4,472,000
                                                                          ----------------------  ---------------------

Total liabilities and partners' equity                                      $     4,682,000        $     4,737,000
                                                                          ======================  =====================

                             See accompaning notes.
                                      F-2




                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2005, 2004 and 2003


                                                                 2005                   2004                   2003
                                                      ---------------------- ----------------------- -------------------------
REVENUES:
Rental income                                          $       6,879,000      $       6,537,000         $    6,201,000
Other income                                                     123,000                 56,000                 45,000
                                                      ---------------------- ----------------------- -------------------------

                                                               7,002,000              6,593,000              6,246,000
                                                      ---------------------- ----------------------- -------------------------

COSTS AND EXPENSES:

Cost of operations                                             1,423,000              1,422,000              1,358,000
Management fees paid to affiliate                                413,000                392,000                374,000
Depreciation                                                     181,000                217,000                454,000
Administrative                                                    97,000                 87,000                 83,000
                                                      ---------------------- ----------------------- -------------------------

                                                               2,114,000              2,118,000              2,269,000
                                                      ---------------------- ----------------------- -------------------------

NET INCOME                                             $       4,888,000      $       4,475,000         $    3,977,000
                                                      ====================== ======================= =========================

Limited partners' share of net income ($180.95 per
   unit in 2005, $169.85 per unit in 2004 and
   $150.20 per unit in 2003)                           $       3,619,000      $       3,397,000         $    3,004,000

General partners' share of net income                          1,269,000              1,078,000                973,000
                                                      ---------------------- ----------------------- -------------------------

                                                       $       4,888,000      $       4,475,000         $    3,977,000
                                                      ====================== ======================= =========================

                            See accompanying notes.
                                      F-3

                         PUBLIC STORAGE PROPERTIES, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2005, 2004 and 2003




                                                                                                 Total Partners'
                                                   Limited Partners       General Partners              Equity
                                                ----------------------  --------------------- ----------------------

Balance at December 31, 2002                            2,944,000            1,022,000            3,966,000

Net income                                              3,004,000              973,000            3,977,000

Distributions paid to partners                         (2,800,000)            (971,000)          (3,771,000)

Equity transfer                                           (51,000)              51,000                    -
                        `                       ---------------------  --------------------- ----------------------

Balance at December 31, 2003                            3,097,000            1,075,000            4,172,000

Net income                                              3,397,000            1,078,000            4,475,000

Distributions paid to partners                         (3,100,000)          (1,075,000)          (4,175,000)

Equity transfer                                           (73,000)              73,000                    -
                                                ----------------------  --------------------- ----------------------

Balance at December 31, 2004                            3,321,000            1,151,000            4,472,000

Net income                                              3,619,000            1,269,000            4,888,000

Distributions paid to partners                         (3,660,000)          (1,269,000)          (4,929,000)

Equity transfer                                            10,000              (10,000)                   -
                                                ----------------------  --------------------- ----------------------

Balance at December 31, 2005                       $    3,290,000        $   1,141,000        $   4,431,000
                                                ====================================================================

                            See accompanying notes.
                                      F-4

                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2005, 2004 and 2003


                                                                           2005              2004              2003
                                                                   -----------------  ----------------- ------------------
Cash flows from operating activities:
   Net income                                                       $    4,888,000    $    4,475,000    $    3,977,000

   Adjustments to reconcile net income to net cash provided by operating ctivities:

       Depreciation                                                        181,000           217,000           454,000
       (Increase) decrease in rent and other receivables                   (34,000)           12,000             2,000
       (Increase) decrease in other assets                                  (3,000)          (19,000)           23,000
        Increase (decrease) increase in accounts payable                     6,000           (28,000)           36,000
       (Decrease) increase in deferred revenue                             (20,000)            7,000            16,000
                                                                   -----------------  ----------------- ------------------

       Total adjustments                                                   130,000           189,000           531,000
                                                                   -----------------  ----------------- ------------------

       Net cash provided by operating activities                         5,018,000         4,664,000         4,508,000
                                                                   -----------------  ----------------- ------------------

Cash flows from investing activities:

   Additions to real estate facilities                                     (48,000)         (152,000)         (205,000)
                                                                   -----------------  ----------------- ------------------

       Net cash used in investing activities                               (48,000)         (152,000)         (205,000)
                                                                   -----------------  ----------------- ------------------

Cash flows from financing activities:

  Distributions paid to partners                                        (4,929,000)       (4,175,000)       (3,771,000)
                                                                   -----------------  ----------------- ------------------

       Net cash used in financing activities                            (4,929,000)       (4,175,000)       (3,771,000)
                                                                   -----------------  ----------------- ------------------

Net increase in cash and cash equivalents                                   41,000           337,000           532,000

Cash and cash equivalents at the beginning of the year                   1,407,000         1,070,000           538,000
                                                                   -----------------  ----------------- ------------------

Cash and cash equivalents at the end of the year                    $    1,448,000    $    1,407,000    $    1,070,000
                                                                   ================= ================== ==================

                            See accompanying notes.
                                      F-5

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005



1.       DESCRIPTION OF PARTNERSHIP

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

         Revenue and Expense Recognition:
         --------------------------------

                  Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned.
        Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as income when collected. Interest income is recognized as earned.

                  We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

                  Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expenditures totaled $222,000, $226,000 and $233,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At December 31, 2005, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at December 31, 2005.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at December 31, 2005.

                  Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

         Deferred revenue:
         -----------------

                  Deferred revenue totaling $163,000 and $183,000 for each of the years ended December 31, 2005 and 2004, respectively, consists of prepaid rents, which are recognized when earned.

         Environmental Cost:
         -------------------

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of March 30, 2006, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2005, that would have a material impact upon reporting the operations or financial position of the Partnership.

                                       F7

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS
         ------------------

                  The  Partnership  Agreement  requires that cash  available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During 2004, we paid distributions to the limited and general partners totaling $3,100,000 ($155.00 per unit) and $1,075,000, respectively. During 2005, we paid distributions to the limited and general partners totaling $3,660,000 ($183.00 per unit) and $1,269,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

4.       PARTNERS' EQUITY
         ----------------

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

5.       RELATED PARTY TRANSACTIONS
         --------------------------

         Management Agreement and Shared Expenses with PSI:
         --------------------------------------------------

                  The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For 2005, 2004 and 2003, the Partnership paid PSI $413,000, $392,000 and $374,000, respectively, under this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in Cost of Operations, amounted to $703,000, $704,000 and $702,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

         Ownership Interest by the General Partners
         ------------------------------------------

                  PSI owns 6,169 Limited Partnership Units ("Units"), as to which PSI has sole voting and dispositive power.

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005



                  Hughes and members of his family (the "Hughes Family") own 6,105 Units. Hughes owns 6,025 Units, as to which Hughes has sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owns 80 Units as to which Tamara Hughes Gustavson has sole voting and dispositive power. PSI has an option to acquire 25 of the Units held by Hughes and the 80 Units held by Tamara Hughes Gustavson.

                  In addition, there are 196 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes Family owns approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%.

         Captive Insurance Activities with PSI
         -------------------------------------

                  The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method, and has received no distributions during the three years ended December 31, 2005.

                  STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates for losses occurring before April 1, 2004. STOR-Re was succeeded with respect to these activities for losses occurring after March 31, 2004 by a wholly owned subsidiary of PSI (collectively, this entity and STOR-Re are referred to as the "Captive Entities"). Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

                  The following table sets forth certain condensed consolidated financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):



                                                                           2005                2004
                                                                   ------------------- -------------------
                                                                             (Amount in thousands)
           For the year ended December 31,
           -------------------------------
           Premiums earned (a).............................         $            -       $    3,994
           Net investment income...........................                  663                677
           Loss and loss adjustment expense................                  900             (2,948)
           Other expenses..................................                 (349)              (200)
                                                                   ------------------- -------------------
              Net income...................................         $      1,214         $    1,523
                                                                   =======================================

           At December 31,
           ---------------
           Total assets (primarily cash and other                   $     26,876         $   31,326
             investments).................................
           Liabilities for losses and loss adjustment                     13,784             20,227
             expenses.....................................
           Other liabilities...............................                  208                  -
           Member's surplus................................               12,884             11,099

                  (a) Effective April 1, 2004, STOR-Re ceased providing insurance for losses occurring after April 1, 2004, and was succeeded with respect to these activities by PSIC-H, a wholly owned subsidiary of PSI. Accordingly, premiums and associated loss expense for losses occurring after March 31, 2004 are not included in this table.


                  Premiums  paid to the  Captive  Entities  for the years  ended
        December  31,  2005,  2004 and 2003 were  $46,000,  $79,000 and $52,000, respectively.

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

         Other Activities with PSI
         -------------------------

                  A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our income statement for these fees are $58,000, $35,000 and $35,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

                  Unaudited taxable net income was $4,874,000, $4,505,000 and $4,081,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation and capitalization methodologies.

7.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                        Three Months Ended
                                        --------------------------------------------------------------------------------
                                         March 31, 2005      June 30, 2005     September 30, 2005     December 31, 2005
                                        ----------------- ------------------- ---------------------- -------------------
Rental Income                            $    1,681,000      $    1,710,000      $     1,749,000        $     1,739,000
Cost of Operations (including
 management fees and depreciation)       $      501,000      $      498,000      $       497,000        $       521,000
Net Income                               $    1,172,000      $    1,205,000      $     1,255,000        $     1,256,000
Net Income Per Limited Partner Unit      $        44.70      $        45.30      $         47.75        $         43.20
Distributions                            $    1,077,000      $    1,159,000      $     1,158,000        $     1,535,000


                                                                      Three Months Ended
                                        --------------------------------------------------------------------------------
                                         March 31, 2004      June 30, 2004     September 30, 2004     December 31, 2004
                                        ----------------- ------------------- --------------------- --------------------
Rental Income                            $    1,572,000      $    1,601,000      $     1,666,000        $     1,698,000
Cost of Operations (including
 management fees and depreciation)       $      520,000      $      523,000      $       496,000        $       492,000
Net Income                               $    1,039,000      $    1,063,000      $     1,166,000        $     1,207,000
Net Income Per Limited Partner Unit      $        39.75      $        39.30      $         44.40        $         46.40
Distributions                            $      943,000      $    1,077,000      $     1,078,000        $     1,077,000


8.       COMMITMENTS AND CONTINGENCIES

        Serrao v. Public  Storage,  Inc.  (filed April 2003)  (Superior  Court -
        ------------------------------------------------------------------------
        Orange County)
        ------------------------------------------------------------------------

                  The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from PSI. Plaintiff alleges that PSI misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


          negligent   misrepresentation,   and  is  seeking  monetary   damages,
          restitution, and declaratory and injunctive relief.

                  The claim in this case is substantially similar to those in Henriquez v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed.

                  Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PSI filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PSI is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

          Brinkley et al v. Public  Storage,  Inc.  (filed April,  2005)
          --------------------------------------------------------------
          (Superior court of California - Los Angeles County)
          ---------------------------------------------------

                  The Brinkley plaintiffs are suing PSI on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. PSI is vigorously contesting the claims and intend to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. PSI does not believe that this matter will have any material adverse effect on the results of operations of the Partnership.

         Other Items
         -----------

                  PSI and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2005




                                     Initial Cost
                              -------------------------------

                                               Building,    Costs Subsequent to
                                              Land Imp &        construction
        Description               Land         Equipment       (Improvements)
---------------------------   -------------  -------------  --------------------
Pasadena                         $327,000        $515,000          $297,000
Whittier - El Monte               166,000         763,000           380,000
Fremont                           112,000         741,000           376,000
Milpitas                          198,000         649,000           279,000
Wilmington                        815,000       1,336,000           681,000
Sun Valley                        329,000         611,000           335,000
Corona                            155,000         757,000           348,000
Norco                              95,000         456,000           198,000
North Hollywood                   314,000         553,000           312,000
                               --------------  -------------  --------------------

                               $2,511,000      $6,381,000        $3,206,000
                               ============== ============== =====================



                                             Gross Carrying Amount
                                              at December 31, 2005
                                    --------------------------------------------

                                                  Building,
                                                  Land Imp &                       Accumulated         Date
        Description                 Land          Equipment            Total       Depreciation     Completed
---------------------------   ----------------- -----------------  -------------  ---------------  -----------
Pasadena                            $327,000         $812,000        $1,139,000       $769,000        08/78
Whittier - El Monte                  134,000        1,175,000         1,309,000      1,115,000        07/78
Fremont                              112,000        1,117,000         1,229,000      1,090,000        11/78
Milpitas                             195,000          931,000         1,126,000        829,000        11/78
Wilmington                           815,000        2,017,000         2,832,000      1,912,000        08/78
Sun Valley                           329,000          946,000         1,275,000        914,000        10/78
Corona                               155,000        1,105,000         1,260,000      1,009,000        12/78
Norco                                 95,000          654,000           749,000        586,000        12/78
North Hollywood                      314,000          865,000         1,179,000        780,000        12/79
                                ---------------- -----------------  -------------  ---------------  -----------

                                  $2,476,000       $9,622,000       $12,098,000     $9,004,000
                               ================= ================= =============== ===============

                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (continued)


         Reconciliation of Real Estate Cost and Accumulated Depreciation


                                 COST RECONCILIATION

                                                           2005               2004
                                                     ----------------  -----------------
Balance at the beginning of the period                $  12,050,000    $  11,898,000

Additions during the period: Improvements                    48,000          152,000
                                                     ----------------  -----------------

Balance at the close of the period                    $  12,098,000    $  12,050,000


                       ACCUMULATED DEPRECIATION RECONCILIATION

                                                           2005             2004
                                                     ----------------  -----------------

Balance at the beginning of the period                $   8,823,000    $   8,606,000

Additions during the period: Depreciation                   181,000          217,000
                                                     ----------------  -----------------

Balance at the close of the period                    $   9,004,000    $   8,823,000
                                                     ===================================

(a) The aggregate depreciable cost prior to depreciation of real estate (excluding land) for Federal income tax purposes is $9,291,000 (unaudited