Form 10-Q
period 2006-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 2006-08-14
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2006
                     -------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                California                               95-3196921
 ------------------------------------------      -------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)               Identification Number)

 701 Western Avenue, Glendale, California                91201-2349
-------------------------------------------      -------------------------
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

     [ ] Yes             [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at August 14, 2006: 20,000

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX

                                                                       Pages
                                                                       -----

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets at June 30, 2006
              and December 31, 2005                                        1

              Condensed Statements of Income for the Three and Six
              Months Ended June 30, 2006 and 2005                          2

              Condensed Statement of Partners' Equity for the
              Six Months Ended June 30, 2006                               3

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2006 and 2005                      4

              Notes to Condensed Financial Statements                   5-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations            11-13

Item 4.       Controls and Procedures                                     13

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                           14

Item 1A.      Risk Factors                                             14-16

Item 6.       Exhibits                                                    16

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                    June 30,             December 31,
                                                                      2006                 2005
                                                               -------------------    ----------------
                                                                   (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                         $    1,542,000       $    1,448,000
Rent and other receivables                                               128,000               69,000

Real estate facilities, at cost:
     Building, land improvements and equipment                         9,724,000            9,622,000
     Land                                                              2,476,000            2,476,000
                                                               -------------------    ----------------
                                                                      12,200,000           12,098,000

     Less accumulated depreciation                                    (9,085,000)          (9,004,000)
                                                               -------------------    ----------------
                                                                       3,115,000            3,094,000

Other assets                                                              95,000               71,000
                                                               -------------------    ----------------
Total assets                                                      $    4,880,000       $    4,682,000
                                                                =================     ================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                  $      111,000       $       88,000
Deferred revenue                                                         208,000              163,000

Commitments and contingencies

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                              3,387,000            3,290,000
     General partners' equity                                          1,174,000            1,141,000
                                                               -------------------    ----------------
     Total partners' equity                                            4,561,000            4,431,000
                                                               -------------------    ----------------
Total liabilities and partners' equity                            $    4,880,000       $    4,682,000
                                                                =================     ================

                             See accompanying notes.
                                        1

                         PUBLIC STORAGE PROPERTIES, LTD.

                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,
                                                   ------------------------------------   -----------------------------------
                                                           2006                 2005             2006                2005
                                                   ----------------    ---------------    ---------------     ---------------
  REVENUES:

  Rental income                                     $    1,808,000      $    1,710,000     $    3,566,000     $    3,391,000
  Other income                                              36,000              23,000             70,000             43,000
                                                   ----------------    ---------------    ---------------     ---------------
                                                         1,844,000           1,733,000          3,636,000          3,434,000
                                                   ----------------    ---------------    ---------------     ---------------
  COSTS AND EXPENSES:

  Cost of operations                                       417,000             348,000            826,000            702,000
  Management fees paid to affiliate                        109,000             102,000            214,000            203,000
  Depreciation                                              39,000              48,000             81,000             94,000
  Administrative                                            34,000              30,000             69,000             58,000
                                                   ----------------    ---------------    ---------------     ---------------
                                                           599,000             528,000          1,190,000          1,057,000
                                                   ----------------    ---------------    ---------------     ---------------
  NET INCOME:                                       $    1,245,000      $    1,205,000     $    2,446,000     $    2,377,000
                                                   ================    ================   =================   ===============
  Limited partners' share of net income ($92.40
    per unit in 2006 and $90.00 per unit in
    2005)                                                                                       1,848,000          1,800,000
  General partners' share of net income                                                           598,000            577,000
                                                                                           ---------------    ---------------
                                                                                           $    2,446,000     $    2,377,000
                                                                                           ===============    ===============

                             See accompanying notes.
                                        2

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                 Total
                                           Limited         General             Partners'
                                          Partners'       Partners'             Equity
                                     ---------------   ---------------    ----------------
Balance at December 31, 2005          $   3,290,000     $   1,141,000      $   4,431,000

Net income                                1,848,000           598,000          2,446,000

Cash distributions (Note 3)              (1,720,000)         (596,000)        (2,316,000)

Equity transfer                             (31,000)           31,000                  -
                                     ---------------   ---------------    ----------------
Balance at June 30, 2006              $   3,387,000     $   1,174,000      $   4,561,000
                                     ===============   ===============    ================

                             See accompanying notes.
                                        3

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                           -----------------------------------
  Cash flows from operating activities:                                            2006                 2005
                                                                           -----------------    --------------

    Net income                                                                $   2,446,000      $  2,377,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                81,000            94,000
         Increase in rent and other receivables                                     (59,000)          (19,000)
         Increase in other assets                                                   (24,000)           (4,000)
         Increase in accounts payable and accrued liabilities                        23,000            27,000
         Increase in deferred revenue                                                45,000             2,000
                                                                           -----------------    --------------
             Total adjustments                                                       66,000           100,000
                                                                           -----------------    --------------
             Net cash provided by operating activities                            2,512,000         2,477,000
                                                                           -----------------    --------------
  Cash flows from investing activities:

    Additions to real estate facilities                                            (102,000)           (5,000)
                                                                           -----------------    --------------
             Net cash used in investing activities                                 (102,000)           (5,000)
                                                                           -----------------    --------------
  Cash flows from financing activities:

    Distributions paid to partners                                               (2,316,000)       (2,236,000)
                                                                           -----------------    --------------
             Net cash used in financing activities                               (2,316,000)       (2,236,000)
                                                                           -----------------    --------------
  Net increase in cash and cash equivalents                                          94,000           236,000

  Cash and cash equivalents at the beginning of the year                          1,448,000         1,407,000
                                                                           -----------------    --------------
  Cash and cash equivalents at the end of the period                          $   1,542,000      $  1,643,000
                                                                           =================    ==============

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Use of Estimates:
         -----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                  Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Television, yellow page, and other advertising expenditures totaled $73,000 and $156,000 for the three and six months ended June 30, 2006, respectively, compared to $62,000 and $110,000 for the same periods in 2005, respectively.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At June 30, 2006, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at June 30, 2006.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2006.

                  Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

         Deferred revenue:
         -----------------

                  Deferred revenue totaling $208,000 at June 30, 2006 ($163,000 for at December 31, 2005), consists of prepaid rents, which are recognized when earned.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of August 14, 2006, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to June 30, 2006, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For the six months ended June 30, 2006, we paid distributions to the limited and general partners totaling $1,720,000 ($86.00 per unit) and $596,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreement and Shared Expenses with PSI:
         --------------------------------------------------

                  The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three and six months ended June 30, 2006, the Partnership paid PSI $109,000 and $214,000, respectively, and $102,000 and $203,000 for the same periods in 2005, respectively, under this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations in our accompanying condensed statements of income, amounted to $222,000 and $185,000 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the total of such expenses were $457,000 and $362,000, respectively.

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

                  STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates for losses occurring before April 1, 2004. STOR-Re was succeeded with respect to these activities for losses occurring after March 31, 2004 by a wholly owned subsidiary of PSI (collectively, this entity and STOR-Re are referred to as the "Captive Entities"). Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are reviewed quarterly.

         Other Activities with PSI
         -------------------------

                  A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our accompanying condensed statements of income for these fees are $14,000 and $9,000 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, these fees were $29,000 and $17,000, respectively.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Brinkley v. Public Storage, Inc. (filed April, 2005) (Superior Court of
         -----------------------------------------------------------------------
         California - Los Angeles County)
         --------------------------------

                  The plaintiff is suing PSI on behalf of a purported class of California property managers who claim that they were not compensated for all hours worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California
         Unfair Business Practices Act. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff is seeking certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for pay stub violations. PSI is vigorously contesting the claims and intends to resist any expansion beyond the named plaintiff on the grounds of lack of commonality of claims. PSI does not believe that this matter will have any material adverse effect on the results of operations of the Partnership.

         Simas v. Public Storage, Inc. (filed January,  2006) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------

                  The plaintiff brings this action against PSI on behalf of a purported class who bought insurance coverage at Company's facilities alleging that PSI does not have a license to offer, sell and/or transact storage insurance. The action was brought under California Business and Professions Code Section 17200. PSI filed a demurrer to the complaint. While the demurrer was pending, Plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. PSI renewed its demurrer and moved to strike the national class allegations. The Court dismissed all the claims with leave to amend, except for the claim for unjust enrichment. Based on this ruling, the Court held that the motion to strike was moot. Plaintiff elected not to amend her complaint and is therefore only proceeding with the claim for unjust enrichment. PSI is vigorously contesting the claims upon which this lawsuit is based, including any efforts for class certification.

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

Critical Accounting Policies
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at June 30, 2006. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending
litigation  could  result  in  such  potential  losses  becoming   probable  and
estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to our condensed financial statements.

         ACCRUALS FOR OPERATING EXPENSES

         We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, the timing of the recognition of our expenses could be incorrect. Cost of operations, interest expense, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005:

         Our net income for the three months ended June 30, 2006 was $1,245,000 compared to $1,205,000 for the three months ended June 30, 2005, representing an increase of $40,000 or 3%.

         Rental income for the three months ended June 30, 2006 was $1,808,000 compared to $1,710,000 for the three months ended June 30, 2005, representing an increase of $98,000 or 6%. The increase in rental income was a result of an increase in realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 92% for the three months ended June 30, 2006 and 2005. Annual realized rent for the three months ended June 30, 2006 increased to $15.38 occupied square foot compared to $14.40 per occupied square foot for the three months ended June 30, 2005.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to our condensed financial statements) for the three months ended June 30, 2006 was $526,000 compared to $450,000 for the three months ended June 30, 2005, representing an increase of $76,000 or 17%. The increase was primarily due to increases in repairs and maintenance, payroll, advertising and property insurance.

         Depreciation expense was $39,000 for the three months ended June 30, 2006 compared to $48,000 for the same period in 2005, a decrease of $9,000 or 19%.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005:

         Our net income for the six months ended June 30, 2006 was $2,446,000 compared to $2,377,000 for the six months ended June 30, 2005, representing an increase of $69,000 or 3%.

         Rental income for the six months ended June 30, 2006 was $3,566,000 compared to $3,391,000 for the six months ended June 30, 2005, representing an increase of $175,000 or 5%. The increase in rental income was a result of an increase in realized rent per square foot. Weighted average occupancy levels at the self-storage facilities remained at 91% for the six months ended June 30, 2006 and 2005, respectively. Annual realized rent for the six months ended June 30, 2006 increased to $15.31 per occupied square foot compared to $14.42 per occupied square foot for the six months ended June 30, 2005.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to our condensed financial statements) for the six months ended June 30, 2006 was $1,040,000 compared to $905,000 for the six months ended June 30, 2005, representing an increase of $135,000 or 15%. The increase was primarily due to increases in advertising, repairs and maintenance, payroll and property insurance.

         Depreciation expense was $81,000 for the six months ended June 30, 2006 compared to $94,000 for the same period in 2005, a decrease of $13,000 or 14%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for the Partnership's self-storage facilities becoming fully depreciated.

Liquidity and Capital Resources
-------------------------------

         Cash generated from operations ($2,512,000 for the six months ended June 30, 2006) has been sufficient to meet all current obligations of the Partnership.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,720,000 ($86.00 per unit) and $596,000, respectively, for the six months ended June 30, 2006. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the second quarter of 2006, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         The information set forth under the heading "Legal Proceedings" in Note 6 to our condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

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

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended June 30, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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







                                       DATED: August 14, 2006

                                       PUBLIC STORAGE PROPERTIES, LTD.

                                       BY:  Public Storage, Inc.,
                                            General Partner





                                       BY:   /s/  John Reyes
                                            ----------------
                                            John Reyes
                                            Senior Vice President and
                                            Chief Financial Officer

Exhibit No.                                          Exhibit Index
----------                                          --------------


31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.