Form 10-Q
period 2006-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 2006-11-14
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2006
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-8667
                       ------

                 PUBLIC STORAGE PROPERTIES, LTD.
     (Exact name of registrant as specified in its charter)

                California                                    95-3196921
------------------------------------------             ------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)

 701 Western Avenue, Glendale, California                     91201-2349
------------------------------------------             ------------------------
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

     [ ] Yes             [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at November 13, 2006: 20,000

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX
                                                                                                              Pages


PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets at September 30, 2006
              and December 31, 2005                                                                               1

              Condensed Statements of Income for the Three and Nine
              Months Ended September 30, 2006 and 2005                                                            2

              Condensed Statement of Partners' Equity for the
              Nine Months Ended September 30, 2006                                                                3

              Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2006 and 2005                                                       4

              Notes to Condensed Financial Statements                                                          5-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                                   11-13

Item 4.       Controls and Procedures                                                                            13

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                                                                  14

Item 1A.      Risk Factors                                                                                    14-16

Item 6.       Exhibits                                                                                           16


                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                            September 30,            December 31,
                                                                                2006                     2005
                                                                          -----------------     ------------------
                                                                             (Unaudited)

                                                     ASSETS
                                                     ------

Cash and cash equivalents                                                   $    1,775,000       $    1,448,000
Rent and other receivables                                                         101,000               69,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   9,754,000            9,622,000
     Land                                                                        2,476,000            2,476,000
                                                                          -----------------     ------------------
                                                                                12,230,000           12,098,000

     Less accumulated depreciation                                              (9,128,000)          (9,004,000)
                                                                          -----------------     ------------------
                                                                                 3,102,000            3,094,000

Other assets                                                                        93,000               71,000
                                                                          -----------------     ------------------
Total assets                                                                $    5,071,000       $    4,682,000
                                                                          =================     ==================


                                        LIABILITIES AND PARTNERS' EQUITY
                                        --------------------------------


Accounts payable                                                            $      190,000       $       88,000
Deferred revenue                                                                   183,000              163,000

Commitments and contingencies

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        3,488,000            3,290,000
     General partners' equity                                                    1,210,000            1,141,000
                                                                          -----------------     ------------------
     Total partners' equity                                                      4,698,000            4,431,000
                                                                          -----------------     ------------------
Total liabilities and partners' equity                                      $    5,071,000       $    4,682,000
                                                                          =================     ==================


                             See accompanying notes.
                                        1

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended                    Nine Months Ended
                                                               September 30,                        September 30,
                                                    -----------------------------------   ------------------------------------
                                                          2006               2005               2006              2005
                                                    ---------------    ---------------    ----------------    ----------------
  REVENUES:

  Rental income                                     $    1,835,000      $    1,749,000     $    5,401,000     $    5,140,000
  Other income                                              40,000              28,000            110,000             71,000
                                                    ---------------    ---------------    ----------------    ----------------
                                                         1,875,000           1,777,000          5,511,000          5,211,000
                                                    ---------------    ---------------    ----------------    ----------------
  COSTS AND EXPENSES:

  Cost of operations                                       378,000             347,000          1,204,000          1,049,000
  Management fees paid to affiliate                        110,000             105,000            324,000            308,000
  Depreciation                                              43,000              45,000            124,000            139,000
  Administrative                                            48,000              25,000            117,000             83,000
                                                    ---------------    ---------------    ----------------    ----------------
                                                           579,000             522,000          1,769,000          1,579,000
                                                    ---------------    ---------------    ----------------    ----------------
  NET INCOME:                                       $    1,296,000      $    1,255,000     $    3,742,000     $    3,632,000
                                                    ===============    ================   ================    ================
  Limited partners' share of net income
    ($142.20 per unit in 2006 and $137.75 per
    unit in 2005)                                                                               2,844,000          2,755,000

  General partners' share of net income                                                           898,000            877,000
                                                                                          ----------------    ---------------
                                                                                           $    3,742,000     $    3,632,000
                                                                                          ================    ===============


                            See accompanying notes.
                                        2

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                       Total
                                                              Limited              General            Partners'
                                                             Partners'            Partners'            Equity
                                                      ------------------   ------------------    -------------------
Balance at December 31, 2005                           $      3,290,000     $      1,141,000      $      4,431,000

Net income                                                    2,844,000              898,000             3,742,000

Cash distributions (Note 3)                                  (2,580,000)            (895,000)           (3,475,000)

Equity transfer                                                 (66,000)              66,000                     -
                                                      ------------------   ------------------    -------------------
Balance at September 30, 2006                          $      3,488,000     $      1,210,000      $      4,698,000
                                                      ==================   ==================    ===================


                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                            --------------------------------------
                                                                                      2006                  2005
                                                                            ------------------    -----------------
    Cash flows from operating activities:

    Net income                                                                $     3,742,000      $     3,632,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 124,000              139,000
         Increase in rent and other receivables                                       (32,000)             (45,000)
         Increase in other assets                                                     (22,000)              (6,000)
         Increase in accounts payable                                                 102,000               95,000
         Increase (decrease) in deferred revenue                                       20,000              (20,000)
                                                                            ------------------    -----------------
             Total adjustments                                                        192,000              163,000
                                                                            ------------------    -----------------
             Net cash provided by operating activities                              3,934,000            3,795,000
                                                                            ------------------    -----------------
  Cash flows from investing activities:

    Additions to real estate facilities                                              (132,000)             (16,000)
                                                                            ------------------    -----------------
             Net cash used in investing activities                                   (132,000)             (16,000)
                                                                            ------------------    -----------------
  Cash flows from financing activities:

    Distributions paid to partners                                                 (3,475,000)          (3,394,000)
                                                                            ------------------    -----------------
             Net cash used in financing activities                                 (3,475,000)          (3,394,000)
                                                                            ------------------    -----------------
  Net increase in cash and cash equivalents                                           327,000              385,000

  Cash and cash equivalents at the beginning of the year                            1,448,000            1,407,000
                                                                            ------------------    -----------------
  Cash and cash equivalents at the end of the period                          $     1,775,000      $     1,792,000
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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Basis of Presentation:
         ----------------------

                  The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2005.

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

                  Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Television, yellow page, and other advertising expenditures totaled $42,000 and $198,000 for the three and nine months ended September 30, 2006, respectively, compared to $54,000 and $164,000 for the same periods in 2005, respectively.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At September 30, 2006, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at September 30, 2006.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at September 30, 2006.

                  Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

         Deferred revenue:
         -----------------

                  Deferred revenue totaling $183,000 at September 30, 2006 ($163,000 for at December 31, 2005), consists of prepaid rents, which are recognized when earned.

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of November 13, 2006, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to September 30, 2006, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For the nine months ended September 30, 2006, we paid distributions to the limited and general partners totaling $2,580,000 ($129.00 per unit) and $895,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       RELATED PARTY TRANSACTIONS

         Management Agreement and Shared Expenses with PSI:
         --------------------------------------------------

                  The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three and nine months ended September 30, 2006, the Partnership paid PSI $110,000 and $324,000, respectively, and $105,000 and $308,000 for the same periods in 2005, respectively, under this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations in our accompanying condensed statements of income, amounted to $185,000 and $171,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the total of such expenses were $642,000 and $533,000, respectively.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Other Activities with PSI
         -------------------------

                  A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our accompanying condensed statements of income for these fees are $14,000 and $9,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, these fees were $43,000 and $26,000, respectively.

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

6.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------


                  The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from PSI Plaintiff alleges that PSI misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

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

         Brinkley v. Public Storage, Inc. (filed April, 2005) (Superior Court of
         -----------------------------------------------------------------------
         California - Los Angeles County)
         --------------------------------

                  The plaintiff sued PSI on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. The maximum potential liability cannot presently be estimated. PSI intends to vigorously contest the substantive merits of the two remaining subclasses that were certified.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Simas v. Public Storage, Inc. (filed January,  2006) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------

                  The plaintiff brings this action against PSI on behalf of a purported class who bought insurance coverage at PSI's facilities alleging that PSI does not have a license to offer, sell and/or transact storage insurance. The action was brought under California
         Business and Professions Code Section 17200 and seeks retention, monetary damages and injunctive relief. PSI filed a demurrer to the complaint. While the demurrer was pending, Plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. PSI renewed its demurrer and moved to strike the national class allegations. The Court dismissed all the claims with leave to amend, except for the claim for unjust enrichment. Based on this ruling, the Court held that the motion to strike was moot. Plaintiff elected not to amend her complaint and is therefore only proceeding with the claim for unjust enrichment. PSI is vigorously contesting the claims upon which this lawsuit is based, including any efforts for class certification.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at September 30, 2006. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005:

         Our net income for the three months ended September 30, 2006 was $1,296,000 compared to $1,255,000 for the three months ended September 30, 2005, representing an increase of $41,000 or 3%.

         Rental income for the three months ended September 30, 2006 was $1,835,000 compared to $1,749,000 for the three months ended September 30, 2005, representing an increase of $86,000 or 5%. The increase in rental income was a result of an increase in realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 90% and 91% for the three months ended September 30, 2006 and 2005, respectively. Annual realized rent for the three months ended September 30, 2006 increased to $15.79 per occupied square foot compared to $14.92 per occupied square foot for the three months ended September 30, 2005.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to our condensed financial statements) for the three months ended September 30, 2006 was $488,000 compared to $452,000 for the three months ended September 30, 2005, representing an increase of $36,000 or 8%. The increase was primarily due to increases in payroll and property insurance.

         Depreciation expense was $43,000 for the three months ended September 30, 2006 compared to $45,000 for the same period in 2005, a decrease of $2,000 or 4%.

         Administrative costs for the three months ended September 30, 2006 include contract termination fees of $32,000 (none for the same period in 2005).

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005:

         Our net income for the nine months ended September 30, 2006 was $3,742,000 compared to $3,632,000 for the nine months ended September 30, 2005, representing an increase of $110,000 or 3%.

         Rental income for the nine months ended September 30, 2006 was $5,401,000 compared to $5,140,000 for the nine months ended September 30, 2005, representing an increase of $261,000 or 5%. The increase in rental income was a result of an increase in realized rent per square foot. Weighted average occupancy levels at the self-storage facilities remained at 91% for the nine months ended September 30, 2006 and 2005, respectively. Annual realized rent for the nine months ended September 30, 2006 increased to $15.47 per occupied square foot compared to $14.59 per occupied square foot for the nine months ended September 30, 2005.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to our condensed financial statements) for the nine months ended September 30, 2006 was $1,528,000 compared to $1,357,000 for the nine months ended September 30, 2005, representing an increase of $171,000 or 13%. The increase was primarily due to increases in advertising, repairs and maintenance, payroll and management fees.

         Depreciation expense was $124,000 for the nine months ended September 30, 2006 compared to $139,000 for the same period in 2005, a decrease of $15,000 or 11%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for the Partnership's self-storage facilities becoming fully depreciated.

         Administrative costs for the nine months ended September 30, 2006 include contract termination fees of $32,000 (none for the same period in 2005).


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($3,934,000 for the nine months ended September 30, 2006) has been sufficient to meet all current obligations of the Partnership.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $2,580,000 ($129.00 per unit) and $895,000, respectively, for the nine months ended September 30, 2006. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the third quarter of 2006, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

         THE PARTNERSHIP MAY BE SUBJECT TO ADDITIONAL RISKS AS A RESULT OF PUBLIC STORAGE'S MERGER WITH SHURGARD STORAGE CENTERS, INC.

         In August 2006, Public Storage completed the previously announced acquisition of Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that has interests in approximately 650 self-storage facilities located in the United States and Europe.

         No change in the financial interests of the Partnership occurred as a result of the Shurgard acquisition. However, because the self-storage facilities of the Partnership and Public Storage are managed by Public Storage, and the self-storage facilities owned by Shurgard are also being managed by Public Storage since completion of the merger, the merger could have the following potential negative impacts on the Partnership:

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

    o Individual Partnership properties could experience a decrease in move-ins, reductions to rental rates, declines in occupancy rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long term due to the competitive impact of Public Storage commencing management of the former Shurgard facilities, particularly with respect to those facilities that are close to the Partnership's facilities.

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

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the nine months ended September 30, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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







                                               DATED: November 14, 2006

                                               PUBLIC STORAGE PROPERTIES, LTD.

                                               BY:  Public Storage, Inc.,
                                                    General Partner





                                               BY:  /s/  John Reyes
                                                    ----------------
                                                    John Reyes
                                                    Senior Vice President and
                                                    Chief Financial Officer

Exhibit No.                           Exhibit Index
-----------                          ---------------


31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.