Form 10-K
period 2006-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 2007-04-02
CIK 202953

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006 or
                         ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number:     0-8667
                            -------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

                        California                                   95-3196921
------------------------------------------------- ------------------------------
              (State or other jurisdiction of                  (I.R.S. Employer
              incorporation or organization)              Identification Number)
         701 Western Avenue, Glendale, California                     91201-2349
------------------------------------------------- ------------------------------
         (Address of principal executive offices)                     (Zip Code)

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


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X]

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2006:

Limited Partner Units, $500.00 Par Value - $9,014,000 (computed on the basis of $1,200 per unit which was the highest reported sale price prior to the quarter ended June 30, 2006).

The number of units outstanding of the registrant's classes of common equity as of March 30, 2007:

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

Operating Strategies
--------------------

         The Partnership's self-storage facilities are operated by PSI under the "Public Storage" brand name, which the Partnership believes is the most recognized name in the self-storage industry. The major elements of the Partnership's operating strategies are as follows:

o Capitalize on "Public Storage's" name recognition. PSI has more than 20 years of operating experience in the self-storage business. PSI has informed the Partnership that it is the largest self-storage facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in directories in virtually all markets in which it operates. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties.

o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to maximize-revenues through high occupancy levels and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's self-storage facilities was 90% and 91% in 2006 and 2005, respectively. Annual realized rents per occupied square foot increased from $14.69 in 2005 to $15.53 in 2006.

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

o Professional property operation. There are approximately 6,000 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and other owners of properties operated by PSI.

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

Employees
---------

         There are approximately 36 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

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

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         PUBLIC STORAGE'S ACQUISITION OF SHURGARD MAY SUBJECT THE PARTNERSHIP TO ADDITIONAL RISKS.

         In August 2006, Public Storage completed the acquisition of Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that had interests in approximately 646 self-storage facilities located in the United States and Europe. The Shurgard merger did not change the financial interests of the Partnership. However, because the self-storage facilities of the Partnership and Public Storage are managed by Public Storage, together with the self-storage facilities previously owned by Shurgard, individual Partnership properties may experience a decrease in move-ins, reductions to rental rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long term due to the competitive impact of Public Storage management of the former Shurgard facilities, particularly with respect to those facilities that are close to the Partnership's facilities.


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

         OUR OWNERSHIP INTEREST IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

         The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. STOR-Re provided limited property and liability insurance coverage to the Partnership, PSI, and affiliates of PSI for losses occurring prior to April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2006 financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

         Not applicable.

ITEM 2.  PROPERTIES
         ----------

         The following table sets forth information as of December 31, 2006 about properties owned by the Partnership:


                                          Net           Number          Date       Completion
Location            Size of Parcel   Rentable Area    of Spaces     of Purchase       Date
---------------   ----------------- --------------- ------------ ---------------- -------------
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


         The weighted average occupancy level for the self-storage facilities was 91% during 2005 and 90% during 2006.


         The Partnership does not have any agreements to buy or sell any real estate. The partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds.

         As of December 31, 2006, none of the properties were encumbered.

ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003)  (Superior Court -
         ----------------------------------------------------------------------
         Orange County)
         --------------

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

         Brinkley et al v. Public Storage,  Inc.  (filed April,  2005) (Superior
         -----------------------------------------------------------------------
         court of California - Los Angeles County)
         -----------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2006, there were approximately 591 unitholders of record.

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

ITEM 6.       SELECTED FINANCIAL DATA
              -----------------------


       For the Year Ended
          December 31,                    2006               2005               2004               2003               2002
-----------------------------    -------------------  -------------------  ----------------  -------------------  -----------------
Revenues                           $     7,371,000    $     7,002,000    $     6,593,000    $     6,246,000    $     5,938,000

Depreciation and
  amortization                             165,000            181,000            217,000            454,000            516,000


Interest expense                                 -                  -                  -                  -             14,000

Net income                               5,042,000          4,888,000          4,475,000          3,977,000          3,729,000

Limited partners' share                  3,751,000          3,619,000          3,397,000          3,004,000          3,242,000

General partners' share                  1,291,000          1,269,000          1,078,000            973,000            487,000

Limited partners'
  per unit data (1):
  Net income                               $187.55            $180.95            $169.85            $150.20            $162.10
  Cash Distributions                       $186.00            $183.00            $155.00            $140.00             $67.50

As of December 31,
------------------
Cash and cash equivalents          $     1,483,000    $     1,448,000    $     1,407,000    $     1,070,000    $       538,000

Total assets                       $     4,720,000    $     4,682,000    $     4,737,000    $     4,422,000    $     4,178,000

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

         PSI is the largest owner and operator of self-storage facilities in the United States. All of PSI's facilities in the United States are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Market concentration establishes PSI as one of the dominant providers of self-storage space in most markets in which PSI operates and enables PSI to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of PSI's competitors.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2006. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005:

         The Partnership's net income in 2006 was $5,042,000 compared to $4,888,000 in 2005, representing an increase of $154,000 or 3.2%. The increase is primarily attributable to improved property operations at the Partnership's self-storage facilities.

         During 2006, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $160,000 or 3.3% from $4,862,000 in 2005 to $5,022,000 in 2006.

         Rental income was $7,220,000 in 2006 compared to $6,879,000 in 2005, representing an increase of $341,000, or 5.0%. The increase is attributable to an increase in realized rent per occupied square foot at the Partnership's self-storage facilities. Weighted average occupancy levels were 90% during 2006 compared to 91% during 2005. The average annual realized rent per square foot was $15.53 during 2006 compared to $14.69 during 2005.

         Cost of operations (including management fees paid to an affiliate) was $2,033,000 and $1,836,000 in 2006 and 2005, respectively, representing an increase of $197,000, or 10.7%. This increase is primarily attributable to increases in advertising, repairs and maintenance, payroll and management fees.

         Depreciation expense was $165,000 for the year ended December 31, 2006 compared to $181,000 for the same period in 2005. Depreciation expense comparisons for 2006, and in future periods, will fluctuate based upon the timing and amount of new capital expenditures and the extent to which past capital expenditures become fully depreciated. Administrative expense was $131,000 and $97,000 in 2006 and 2005, respectively, representing an increase of $34,000, or 35%. This increase is primarily attributable to a cost of $32,000 for termination of a contract.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities of $5,188,000 for the year ended December 31, 2006 were sufficient to meet all current obligations of the Partnership. Capital improvements totaled $143,000 for the year ended December 31, 2006 compared to $48,000 in 2005 and $152,000 in 2004.

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

         We paid distributions to the limited and general partners totaling $3,720,000 ($186.00 per unit) and $1,290,000, respectively, for the year ended December 31, 2006. We paid distributions to the limited and general partners totaling $3,660,000 ($183.00 per unit) and $1,269,000, respectively, for the year ended December 31, 2005. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
              ----------------------------------------------------------

         As of December 31, 2006, the Partnership had no outstanding debt.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 15(a).

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------
         Not applicable.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the fourth quarter of 2006, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

      Name                     Positions with PSI
--------------------   ----------------------------------
B. Wayne Hughes         Chairman of the Board
                        Chief Executive Officer, Vice Chairman of the Board
Ronald L. Havner, Jr.     and President
John Reyes              Senior Vice President and Chief Financial Officer
John S. Baumann         Senior Vice President and Chief Legal Officer
                        Senior Vice President and President,
John E. Graul             Self-storage Operations
Candace N. Krol         Senior Vice President of Human Resources
David F. Doll           Senior Vice President and President, Real Estate Group
Harvey Lenkin           Director
B. Wayne Hughes, Jr.    Director
Dann V. Angeloff        Director
William C. Baker        Director
John T. Evans           Director
Uri P. Harkham          Director
Gary E. Pruitt          Director
Daniel C. Staton        Director

         B. WAYNE HUGHES, age 73, has been a director of PSI since its organization in 1980. Mr. Hughes was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole
Chief Executive Officer. Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board. Mr. Hughes is currently engaged in the acquisition and operation of commercial properties in California. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a member of PSI's Board.

         RONALD L. HAVNER, JR., age 49, has been the Vice-Chairman, Chief Executive Officer and a director of PSI since November 2002 and President since July 1, 2005. Mr. Havner joined PSI in 1986 and held a variety of senior management positions until his appointment as Vice-Chairman and Chief Executive Officer in 2002. Mr. Havner has been Chairman of PSI's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT) and a director of Union BanCal Corporation and Pac Van, Inc.

         DANN V. ANGELOFF, age 71, Chairman of the Nominating/Corporate Governance Committee and a member of the Compensation Committee, has been a director of PSI since its organization in 1980. Mr. Angeloff has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is currently the general partner and owner of a 20% interest in a limited partnership that in 1974 purchased a self-storage facility operated by PSI. He is a director of Bjurman, Barry Fund, Inc., Electronic Recyclers International, Nicholas/Applegate Fund, ReadyPac Foods, Retirement Capital Group and SoftBrands, Inc.

         WILLIAM C. BAKER, age 73, a member of Nominating/Corporate Governance Committee, became a director of PSI in November 1991. Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until August 2005. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies, which then operated the Santa Anita Racetrack. From April 1993 through May 1995, he was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, Mr. Baker was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, Mr. Baker was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. He is a director of La Quinta, Inc., California Pizza Kitchen, Javo Beverage Company and Callaway Golf Company.

         JOHN T. EVANS, age 68, Chairman of the Audit Committee and member of the Nominating/Corporate Governance Committee, became a director of PSI in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Vice-Chairman of Toronto East General Hospital. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

         URI P. HARKHAM, age 58, a member of the Compensation Committee, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of Harkham Industries, which specializes in designing, manufacturing and marketing women's clothing under its four labels, Harkham, Hype, Jonathan Martin and Johnny Martin, since its organization in 1976. Since 1978, Mr. Harkham has been the Chief Executive Officer of Harkham Family Enterprises, a real estate firm specializing in buying and rebuilding retail and mixed use real estate throughout Southern California.

         B. WAYNE HUGHES, JR., age 47, became a director of PSI in January 1998. He was employed by PSI from 1989 to 2002, serving as Vice President - Acquisitions of PSI from 1992 to 2002. Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC and its affiliates, companies engaged in the acquisition and operation of commercial properties in California. He is the son of B. Wayne Hughes.

         HARVEY LENKIN, age 70, became a director of PSI in 1991. Mr. Lenkin retired as President and Chief Operating Officer of PSI in 2005, and was a consultant for Public Storage until July 1, 2006. Mr. Lenkin was employed by PSI or its predecessor for 27 years. He has been a director of PSI's affiliate, PS Business Parks, Inc., since March 1998 and was President of PSB from 1990 until March 1998. He is also a director of Paladin Realty Income Properties I, Inc. and a director of Huntington Memorial Hospital, Pasadena, California and a former member of the Executive Committee of the Board of Governors of NAREIT.

         GARY E. PRUITT, age 57, a member of the Audit Committee and of the Compensation Committee, became a director of PSI in August 2006 in connection with the merger of Shurgard Storage Centers, Inc. with PSI. Mr. Pruitt was previously a director of Shurgard. He is the Chief Executive Officer of Univar N.V., a chemical distribution company based in Bellevue, Washington with distribution centers in the United States, Canada and Europe. Mr. Pruitt joined Univar in 1978 and held a variety of senior management positions until his appointment as Chairman and Chief Executive Officer in 2002. He was a certified public accountant prior to joining Univar.

         DANIEL C. STATON, age 54, Chairman of the Compensation Committee and a member of the Audit Committee, became a director of PSI in March 1999 in connection with the merger of Storage Trust Realty, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999. He is Chairman of Staton Capital, an investment and venture capital company and the Co-Chief Executive Officer of PMGI (formerly Media General, Inc.), a print and electronic media company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999.

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

         The members of the PSI Audit Committee of the Board are: John T. Evans (Chairman), Daniel C. Staton, and Gary E. Pruitt. The Board of PSI has determined that Audit Committee members Daniel C. Staton and Gary E. Pruitt, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The Board has further determined that Messrs. Abernethy and Staton are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             ------------------------------------------------------------------
             RELATED STOCKHOLDER MATTERS
             ---------------------------

         (a) At March 30, 2007, the following beneficially owned more than 5% of the Units:


          Title            Name and Address                          Beneficial          Percent
        of Class           of Beneficial Owner                       Ownership           of Class
------------------- -------------------------------------------- ------------------- -------------
Units of Limited       Public Storage, Inc.                         6,274 Units (1)       31.4%
Partnership Interest   701 Western Ave.
                       Glendale, California 91201

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"), and BWH Marinas sold its interests to H-G Family Corporation in 2002. In addition to their distribution rights with respect to their general partner's interests, PSI and H-G Family Corporation own 6,169 and 6,025 Limited Partner Units, respectively. During 2006, PSI and H-G Family Corporation received approximately $1,032,000 and $258,000, respectively, in distributions related to their general partner's ownership interests. As described above, the General Partners also hold Limited Partnership Units. Through these holdings, PSI and the Hughes Family, respectively, received $1,147,000 and $1,121,000 of cash distributions.

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or 6 months notice by PSI. During 2006, 2005 and 2004, the Partnership paid fees of $433,000, $413,000 and $392,000, respectively, to PSI pursuant to the Management Agreement.

         In addition, the Partnership combines its insurance purchasing power with PSI through captive insurance entities controlled by PSI (see Note 5 to the Partnership's financial statements). These captive entities provide limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities' limitations. Premiums paid to the captive entities for the years ended December 31, 2006, 2005 and 2004 were $54,000, $46,000 and $79,000, respectively.

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in Cost of Operations, amounted to $867,000, $703,000 and $704,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES
              --------------------------------------

         Fees billed to the Partnership by Ernst & Young LLP for 2006 and 2005, as are follows:

         Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $18,000 for 2006 and $16,000 for 2005.

         Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $10,000 for 2006 and $10,000 for 2005.

         Audit-Related Fees and Other Fees: During 2006 and 2005 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

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

                             PUBLIC STORAGE PROPERTIES, LTD.
                             a California Limited Partnership
Dated:  March 30, 2007       By:    Public Storage, Inc., General Partner

                                   By:  /s/ Ronald L. Havner, Jr.
                                        ----------------------------------------
                                        Ronald L. Havner, Jr., Vice Chairman of
                                        the Board, Chief Executive Officer and
                                        President of Public Storage, Inc.,
                                        Corporate General Partner

                             By:   /s/ B. Wayne Hughes
                                   ---------------------------------------------
                                   B. Wayne Hughes,General Partner and
                                   Chairman of the Board of Public Storage, Inc.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.



              Signature                                                     Capacity                                   Date
---------------------------------------                --------------------------------------------------      --------------------

                                                       Vice Chairman of the Board, Chief Executive
                                                       Officer and President of Public Storage, Inc.,
/s/ Ronald L. Havner Jr.                               Corporate General Partner                                  March 30, 2007
---------------------------------------
Ronald L. Havner, Jr.

                                                       General Partner and Chairman of the Board of
/s/ B. Wayne Hughes                                    Public Storage, Inc.                                       March 30, 2007
---------------------------------------
B. Wayne Hughes

                                                       Senior Vice President and Chief Financial Officer
                                                       of Public Storage, Inc. (principal financial
/s/ John Reyes                                         officer and principal accounting officer)                  March 30, 2007
---------------------------------------
John Reyes

/s/ Harvey Lenkin                                      Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.                               Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
B. Wayne Hughes, Jr.

/s/ Dann V. Angeloff                                   Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Dann V. Angeloff

/s/ William Baker                                      Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
William C. Baker

/s/ John T. Evans                                      Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
John T. Evans

/s/ Uri P. Harkham                                     Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Uri P. Harkham

/s/ Gary E. Pruitt                                     Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Gary E. Pruitt

/s/ Daniel C. Staton                                   Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Daniel C. Staton


                         PUBLIC STORAGE PROPERTIES, LTD.
                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))

                                                                        Page
                                                                  References
                                                                  ----------

Report of Independent Registered Public Accounting Firm                 F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2006 and 2005                         F-2

For the years ended December 31, 2006, 2005 and 2004:

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

             Report of Independent Registered Public Accounting Firm




The Partners
Public Storage Properties, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties, Ltd. (the "Partnership") as of December 31, 2006 and 2005, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP




March 28, 2007
Los Angeles, California



                         PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           December 31, 2006 and 2005


                                                                                 2006                   2005
                                                                           ------------------    ------------------

                                ASSETS
                                ------

Cash and cash equivalents                                                   $     1,483,000        $     1,448,000
Rent and other receivables                                                           73,000                 69,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                    9,765,000              9,622,000
     Land                                                                         2,476,000              2,476,000
                                                                           ------------------    ------------------
                                                                                 12,241,000             12,098,000

     Less accumulated depreciation                                               (9,169,000)            (9,004,000)
                                                                           ------------------    ------------------
                                                                                  3,072,000              3,094,000

Other assets                                                                         92,000                 71,000
                                                                           ------------------    ------------------

Total assets                                                                $     4,720,000        $     4,682,000
                                                                           ==================    ==================


                   LIABILITIES AND PARTNERS' EQUITY
                   --------------------------------

Accounts payable                                                            $        98,000        $        88,000
Deferred revenue                                                                    159,000                163,000
                                                                           ------------------    ------------------
      Total liabilities                                                             257,000                251,000

Commitments and contingencies (Note 8)

Partners' equity:
    Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                         3,314,000              3,290,000
    General partners' equity                                                      1,149,000              1,141,000
                                                                           ------------------    ------------------

     Total partners' equity                                                       4,463,000              4,431,000
                                                                           ------------------    ------------------

Total liabilities and partners' equity                                      $     4,720,000        $     4,682,000
                                                                           ==================    ==================

                            See accompanying notes.


                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2006, 2005 and 2004


                                                               2006                   2005                   2004
                                                      -------------------- ----------------------- -----------------------
REVENUES:

Rental income                                          $       7,220,000      $       6,879,000      $       6,537,000
Other income                                                     151,000                123,000                 56,000
                                                      -------------------- ----------------------- -----------------------

                                                               7,371,000              7,002,000              6,593,000
                                                      -------------------- ----------------------- -----------------------

COSTS AND EXPENSES:

Cost of operations                                             1,600,000              1,423,000              1,422,000
Management fees paid to affiliate                                433,000                413,000                392,000
Depreciation                                                     165,000                181,000                217,000
Administrative                                                   131,000                 97,000                 87,000
                                                      -------------------- ----------------------- -----------------------

                                                               2,329,000              2,114,000              2,118,000
                                                      -------------------- ----------------------- -----------------------

NET INCOME                                             $       5,042,000      $       4,888,000      $       4,475,000
                                                      ==================== ======================= =======================

Limited partners' share of net income ($187.55 per
   unit in 2006, $180.95 per unit in 2005 and
   $169.85 per unit in 2004)                           $       3,751,000      $       3,619,000      $       3,397,000

General partners' share of net income                          1,291,000              1,269,000              1,078,000
                                                      -------------------- ----------------------- -----------------------

                                                       $       5,042,000      $       4,888,000      $       4,475,000
                                                      ==================== ======================= =======================


                            See accompanying notes.


                         PUBLIC STORAGE PROPERTIES, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2006, 2005 and 2004




                                                                                              Total Partners'
                                                   Limited Partners     General Partners           Equity
                                                   ----------------    -------------------   -------------------


Balance at December 31, 2003                              3,097,000            1,075,000            4,172,000

Net income                                                3,397,000            1,078,000            4,475,000

Distributions paid to partners                           (3,100,000)          (1,075,000)          (4,175,000)

Equity transfer                                             (73,000)              73,000                    -
                                                   ----------------    -------------------   -------------------

Balance at December 31, 2004                              3,321,000            1,151,000            4,472,000

Net income                                                3,619,000            1,269,000            4,888,000

Distributions paid to partners                           (3,660,000)          (1,269,000)          (4,929,000)

Equity transfer                                              10,000              (10,000)                   -
                                                   ----------------    -------------------   -------------------

Balance at December 31, 2005                              3,290,000            1,141,000            4,431,000

Net income                                                3,751,000            1,291,000            5,042,000

Distributions paid to partners                           (3,720,000)          (1,290,000)          (5,010,000)

Equity transfer                                              (7,000)               7,000                    -
                                                   ----------------    -------------------   -------------------

Balance at December 31, 2006                       $      3,314,000     $      1,149,000     $      4,463,000
                                                   ================    ===================   ===================


                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2006, 2005 and 2004


                                                                           2006              2005              2004
                                                                      ---------------- ----------------- ----------------
Cash flows from operating activities:

     Net income                                                       $    5,042,000    $    4,888,000    $    4,475,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation and amortization                                       165,000           181,000           217,000
         (Increase) decrease in rent and other receivables                    (4,000)          (34,000)           12,000
         Increase in other assets                                            (21,000)           (3,000)          (19,000)
         Increase (decrease) in accounts payable                              10,000             6,000           (28,000)
         (Decrease) increase in deferred revenue                              (4,000)          (20,000)            7,000
                                                                      ---------------- ----------------- ----------------

         Total adjustments                                                   146,000           130,000           189,000
                                                                      ---------------- ----------------- ----------------

         Net cash provided by operating activities                         5,188,000         5,018,000         4,664,000
                                                                      ---------------- ----------------- ----------------

Cash flows from investing activities:

     Additions to real estate facilities                                    (143,000)          (48,000)         (152,000)
                                                                      ---------------- ----------------- ----------------

         Net cash used in investing activities                              (143,000)          (48,000)         (152,000)
                                                                      ---------------- ----------------- ----------------

Cash flows from financing activities:

    Distributions paid to partners                                        (5,010,000)       (4,929,000)       (4,175,000)
                                                                      ---------------- ----------------- ----------------

         Net cash used in financing activities                            (5,010,000)       (4,929,000)       (4,175,000)
                                                                      ---------------- ----------------- ----------------

Net increase in cash and cash equivalents                                     35,000            41,000           337,000

Cash and cash equivalents at the beginning of the year                     1,448,000         1,407,000         1,070,000
                                                                      ---------------- ----------------- ----------------

Cash and cash equivalents at the end of the year                      $    1,483,000    $    1,448,000    $    1,407,000
                                                                      ================ ================= ================


                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


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

                  Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Included in cost of operations are television, yellow page, and other advertising expenditures totaling $281,000, $222,000 and $226,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At December 31, 2006, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at December 31, 2006.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at December 31, 2006.

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

         Income Taxes:
         -------------

                  Public Storage Properties, Ltd. is treated as a partnership for Federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly no Federal income tax expense is recorded by the Partnership.

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of March 30, 2007, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2006, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During 2005, we paid distributions to the limited and general partners totaling $3,660,000 ($183.00 per unit) and $1,269,000, respectively. During 2006, we paid distributions to the limited and general partners totaling $3,720,000 ($186.00 per unit) and $1,290,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreement and Shared Expenses with PSI:
         --------------------------------------------------

                  The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For 2006, 2005 and 2004, the Partnership paid PSI $433,000, $413,000 and $392,000, respectively, under this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in Cost of Operations, amounted to $867,000, $703,000 and $704,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

         Ownership Interest by the General Partners
         ------------------------------------------

                  PSI owns 6,169 Limited Partnership Units ("Units"), as to which PSI has sole voting and dispositive power.

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

         Captive Insurance Activities with PSI
         -------------------------------------

                  The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method, and has received no distributions during the three years ended December 31, 2006.

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

                  The following table sets forth certain condensed consolidated financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):

                                                              2006      2005
                                                          ----------- ----------
                                                          (Amounts in thousands)
          For the year ended December 31,
          Net investment income...........................  $    890  $    663
          Loss and loss adjustment expense................    (1,053)      900
          Other expenses..................................      (234)     (349)
                                                          ----------- ----------
             Net income (loss)............................  $   (397) $  1,214
                                                          =========== ==========

          At December 31,
          Total assets (primarily cash and other
             investments).................................  $ 27,772  $ 26,876
          Liabilities for losses and loss adjustment
             expenses.....................................    11,470    13,784
          Other liabilities...............................     1,314       208
          Member's surplus................................    14,988    12,884


                  Premiums  paid to the  Captive  Entities  for the years  ended
         December 31,  2006,  2005 and 2004 were  $54,000,  $46,000 and $79,000, respectively.

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

         Other Activities with PSI
         -------------------------

                  A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our income statement for these fees are $58,000, $58,000 and $35,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

                  Taxable net income (unaudited) was $5,030,000, $4,874,000 and $4,505,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation and capitalization methodologies.

7.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                      Three Months Ended
                                        --------------------------------------------------------------------------------
                                         March 31, 2006      June 30, 2006      September 30, 2006    December 31, 2006
                                        ----------------- ------------------- --------------------- --------------------
Rental Income                            $    1,758,000      $    1,808,000       $     1,835,000       $     1,819,000
Cost of Operations (including
 management fees and depreciation)       $      556,000      $      565,000       $       531,000       $       546,000
Net Income                               $    1,201,000      $    1,245,000       $     1,296,000       $     1,300,000
Net Income Per Limited Partner Unit      $        45.10      $        47.30       $         49.80       $         45.35
Distributions                            $    1,158,000      $    1,158,000       $     1,159,000       $     1,535,000


                                                                      Three Months Ended
                                        --------------------------------------------------------------------------------
                                         March 31, 2005      June 30, 2005      September 30, 2005    December 31, 2005
                                        ----------------- ------------------- --------------------- --------------------
Rental Income                            $    1,681,000      $    1,710,000       $     1,749,000       $     1,739,000
Cost of Operations (including
 management fees and depreciation)       $      501,000      $      498,000       $       497,000       $       521,000
Net Income                               $    1,172,000      $    1,205,000       $     1,255,000       $     1,256,000
Net Income Per Limited Partner Unit      $        44.70      $        45.30       $         47.75       $         43.20
Distributions                            $    1,077,000      $    1,159,000       $     1,158,000       $     1,535,000


                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

8.       COMMITMENTS AND CONTINGENCIES


         Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court -
         --------------------------------------------------------------------
         Orange County)
         --------------

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

         Brinkley et al v. Public Storage, Inc. (filed April, 2005) (Superior
         ---------------------------------------------------------------------
         court of California - Los Angeles County)
         -----------------------------------------

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


                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2006

                                                                              Gross Carrying Amount
                                Initial Cost                                   at December 31, 2006
                          -----------------------                     -----------------------------------

                                        Building,  Costs Subsequent to           Building,
                                        Land Imp &    construction               Land Imp &                Accumulated      Date
        Description          Land       Equipment   (Improvements)      Land     Equipment      Total      Depreciation   Completed
----------------------- ------------- ------------ ----------------- ---------- ------------ ----------- --------------- -----------

Pasadena                    $327,000     $515,000       306,000        327,000      821,000    1,148,000        779,000      08/78
Whittier - El Monte          166,000      763,000       389,000        134,000    1,184,000    1,318,000      1,141,000      07/78
Fremont                      112,000      741,000       382,000        112,000    1,123,000    1,235,000      1,098,000      11/78
Milpitas                     198,000      649,000       352,000        195,000    1,004,000    1,199,000        853,000      11/78
Wilmington                   815,000    1,336,000       700,000        815,000    2,036,000    2,851,000      1,937,000      08/78
Sun Valley                   329,000      611,000       350,000        329,000      961,000    1,290,000        925,000      10/78
Corona                       155,000      757,000       354,000        155,000    1,111,000    1,266,000      1,031,000      12/78
Norco                         95,000      456,000       200,000         95,000      656,000      751,000        603,000      12/78
North Hollywood              314,000      553,000       316,000        314,000      869,000    1,183,000        802,000      12/79
                        ------------- ------------ ----------------- ---------- ------------ ----------- ---------------

                          $2,511,000   $6,381,000     3,349,000      2,476,000    9,765,000   12,241,000      9,169,000
                        ============= ============ ================= ========== ============ =========== ===============


                         Public Storage Properties, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (continued)


         Reconciliation of Real Estate Cost and Accumulated Depreciation


                                 COST RECONCILIATION

                                                     2006             2005
                                               --------------- ----------------

Balance at the beginning of the year            $ 12,098,000     $  12,050,000

Additions during the year: Improvements              143,000            48,000
                                               --------------- ----------------

Balance at the close of the year                $ 12,241,000     $  12,098,000
                                               =============== ================

                       ACCUMULATED DEPRECIATION RECONCILIATION

                                                      2006             2005

Balance at the beginning of the year            $   9,004,000    $   8,823,000

Additions during the year: Depreciation               165,000          181,000
                                               --------------- ----------------

Balance at the close of the year                $   9,169,000    $   9,004,000
                                               =============== ================

(a) The aggregate depreciable cost prior to depreciation of real estate (excluding land) for Federal income tax purposes is $9,382,000 (unaudited).