Form 10-Q
period 2007-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 2007-05-15
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2007
                     --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-8667
                       ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                  California                                  95-3196921
----------------------------------------------  -------------------------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification Number)

   701 Western Avenue, Glendale, California                   91201-2349
----------------------------------------------  -------------------------------
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

     [ ] Yes             [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at May 15, 2007: 20,000

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX

                                                                      Pages
                                                                      -----

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets at March 31, 2007
              and December 31, 2006                                       1

              Condensed Statements of Income for the Three
              Months Ended March 31, 2007 and 2006                        2

              Condensed Statement of Partners' Equity for the
              Three Months Ended March 31, 2007                           3

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2007 and 2006                  4

              Notes to Condensed Financial Statements                   5-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations           10-12

Item 4.       Controls and Procedures                                    12

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                          13

Item 1A.      Risk Factors                                            13-15

Item 6.       Exhibits                                                   15

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                 March 31,        December 31,
                                                                                  2007                2006
                                                                           ----------------- -------------------
                                                                              (Unaudited)

                                                     ASSETS
                                                     ------

Cash and cash equivalents                                                   $    1,763,000       $    1,483,000
Rent and other receivables                                                          65,000               73,000

Real estate facilities, at cost:
     Building, land improvements and equipment                                   9,766,000            9,765,000
     Land                                                                        2,476,000            2,476,000
                                                                           ----------------- -------------------
                                                                                12,242,000           12,241,000

     Less accumulated depreciation                                              (9,202,000)          (9,169,000)
                                                                           ----------------- -------------------
                                                                                 3,040,000            3,072,000

Other assets                                                                        47,000               92,000
                                                                           ----------------- -------------------

Total assets                                                                $    4,915,000       $    4,720,000
                                                                           ================= ===================


                                        LIABILITIES AND PARTNERS' EQUITY
                                        --------------------------------


Accounts payable                                                            $      140,000       $       98,000
Deferred revenue                                                                   190,000              159,000
                                                                           ----------------- -------------------
     Total liabilities                                                             330,000              257,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                        3,404,000            3,314,000
     General partners' equity                                                    1,181,000            1,149,000
                                                                           ----------------- -------------------

     Total partners' equity                                                      4,585,000            4,463,000
                                                                           ----------------- -------------------

Total liabilities and partners' equity                                      $    4,915,000       $    4,720,000
                                                                           ================= ===================

                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                  March 31,
                                                                    ----------------------------------------
                                                                           2007                2006
                                                                    ------------------ ---------------------

           REVENUES:

           Rental income                                            $    1,801,000        $    1,758,000
           Other income                                                     38,000                34,000
                                                                    ------------------ ---------------------

                                                                         1,839,000             1,792,000
                                                                    ------------------ ---------------------

           COSTS AND EXPENSES:

           Cost of operations                                              392,000               409,000
           Management fees paid to affiliate                               108,000               105,000
           Depreciation                                                     33,000                42,000
           Administrative                                                   26,000                35,000
                                                                    ------------------ ---------------------

                                                                           559,000               591,000
                                                                    ------------------ ---------------------

           NET INCOME:                                              $    1,280,000        $    1,201,000
                                                                    ================== =====================

           Limited partners' share of net income ($49.00 per
             unit in 2007 and $45.10 per unit in 2006)                     980,000               902,000

           General partners' share of net income                           300,000               299,000
                                                                    ------------------ ---------------------

                                                                    $    1,280,000        $    1,201,000
                                                                    ================== =====================

                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                     Total
                                                           Limited              General            Partners'
                                                          Partners'            Partners'            Equity
                                                       ------------------ ------------------- -------------------

Balance at December 31, 2006                           $      3,314,000     $      1,149,000    $      4,463,000

Net income                                                      980,000              300,000           1,280,000

Distributions                                                  (860,000)            (298,000)         (1,158,000)

Equity transfer                                                 (30,000)              30,000                   -
                                                       ------------------ ------------------- -------------------

Balance at March 31, 2007                              $      3,404,000     $      1,181,000    $      4,585,000
                                                       ================== =================== ===================


                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                      2007                 2006
                                                                              ------------------ ------------------
  Cash flows from operating activities:

    Net income                                                                $     1,280,000      $     1,201,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                  33,000               42,000
         Decrease (increase) in rent and other receivables                              8,000              (64,000)
         Decrease (increase) in other assets                                           45,000              (32,000)
         Increase in accounts payable and accrued liabilities                          42,000               49,000
         Increase in deferred revenue                                                  31,000               31,000
                                                                              ------------------ ------------------

             Total adjustments                                                        159,000               26,000
                                                                              ------------------ ------------------

             Net cash provided by operating activities                              1,439,000            1,227,000
                                                                              ------------------ ------------------

  Cash flows from investing activities:

    Additions to real estate facilities                                                (1,000)             (12,000)
                                                                              ------------------ ------------------

             Net cash used in investing activities                                     (1,000)             (12,000)
                                                                              ------------------ ------------------

  Cash flows from financing activities:

    Distributions paid to partners                                                 (1,158,000)          (1,158,000)
                                                                              ------------------ ------------------

             Net cash used in financing activities                                 (1,158,000)          (1,158,000)
                                                                              ------------------ ------------------

  Net increase in cash and cash equivalents                                           280,000               57,000

  Cash and cash equivalents at the beginning of the year                            1,483,000            1,448,000
                                                                              ------------------ ------------------
  Cash and cash equivalents at the end of the period                          $     1,763,000      $     1,505,000
                                                                              ================== ==================

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

         Cash and Cash Equivalents:
         --------------------------

               For financial statement purposes, the Partnership considers all highly liquid financial instruments, such as short-term treasury securities or investment grade short-term commercial paper to be cash equivalents.

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

               Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At March 31, 2007, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at March 31, 2007.

               We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at March 31, 2007.

               Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

         Deferred revenue:
         -----------------

               Deferred revenue totaling $190,000 at March 31, 2007 ($159,000 at December 31, 2006), consists of prepaid rents, which are recognized when earned.

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

         Income Taxes:
         -------------

               Public Storage Properties, Ltd. is treated as a partnership for Federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly no Federal or state income tax expense is recorded by the Partnership.

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

               As of  May  15,  2007,  there  have  been  no  recent  accounting
         pronouncements   and   guidance,   which   were   not   effective   for
         implementation prior to March 31, 2007, that would have a material impact upon reporting the operations or financial position of the Partnership.

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Segment Reporting:
         ------------------

               The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

               The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For each of the three months ended March 31, 2007 and 2006, we paid distributions to the limited and general partners totaling $860,000 ($43.00 per unit) and $298,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreement and Shared Expenses with PSI:
         --------------------------------------------------

               The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended March 31, 2007 and 2006, the Partnership paid PSI $108,000 and $105,000, respectively, under this management agreement.

               The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

               The Partnership's facilities,  along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in Cost of Operations, amounted to $205,000 and $235,000 for the three months ended March 31, 2007 and 2006, respectively.

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

         Captive Insurance Activities with PSI
         -------------------------------------

               The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method.

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

         Other Activities with PSI
         -------------------------

               PSI owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PSI's storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our income statement for these fees is $14,000 for each of the three months ended March 31, 2007 and 2006.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court of
         --------------------------------------------------------------------
         California - Orange County)
         ---------------------------

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

         Brinkley  v. Public Storage, Inc. (filed April, 2005) (Superior Court
         ---------------------------------------------------------------------
         of California - Los Angeles County)
         -----------------------------------

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

OVERVIEW
--------

         The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which we operate is significant and has increased over the past several years due to additional development of self-storage facilities. We believe that the increase in competition has had a negative impact to the Partnership's occupancy levels and rental rates in many markets. However, we believe that the Partnership's affiliation with Public Storage, Inc. ("PSI") provides several distinguishing characteristics that enable the Partnership to compete effectively with other owners and operators.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at March 31, 2007. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's condensed financial statements.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006:

         Our net income for the three months ended March 31, 2007 was $1,280,000 compared to $1,201,000 for the three months ended March 31, 2006, representing an increase of $79,000 or 6.6%.

         Rental income for the three months ended March 31, 2007 was $1,801,000 compared to $1,758,000 for the three months ended March 31, 2006, representing an increase of $43,000 or 2.4%. The increase in rental income was a result of an increase in realized rent per square foot and a slight increase in occupancies. Weighted average occupancy levels at the self-storage facilities were 90.4% and 90.0% for the three months ended March 31, 2007 and 2006, respectively. Annual realized rent for the three months ended March 31, 2007 increased to $15.49 per occupied square foot compared to $15.23 per occupied square foot for the three months ended March 31, 2006.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership's condensed financial statements) for the three months ended March 31, 2007 was $500,000 compared to $514,000 for the three months ended March 31, 2006, representing a decrease of $14,000 or 2.7%. The decrease was primarily due to decreases in repairs and maintenance, business license and taxes, and cellular tower lease expense.

         Depreciation expense was $33,000 for the three months ended March 31, 2007 compared to $42,000 for the same period in 2006, a decrease of $9,000 or 21.4%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($1,439,000 for the three months ended March 31, 2007) were sufficient to meet all current obligations of the Partnership. Capital improvements totaled $1,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively.

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

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For each of the three months ended March 31, 2007 and 2006, we paid distributions to the limited and general partners totaling $860,000 ($43.00 per unit) and $298,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the first quarter of 2007, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The information set forth under the heading "Legal Proceedings" in Note 6 to the Partnership's condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A.  RISK FACTORS
          ------------

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2006, you should consider the following factors in evaluating the Partnership:

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

         o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

         o changes in tax, real estate and zoning laws; and

         o tenant claims.

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the quarter ended March 31, 2007. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the United States economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict, which could further impact our business and operating results.

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







                                                 DATED: May 15, 2007

                                                 PUBLIC STORAGE PROPERTIES, LTD.

                                                 BY:  Public Storage, Inc.,
                                                      General Partner





                                                 BY:    /s/  John Reyes
                                                      ------------------------
                                                      John Reyes
                                                      Senior Vice President and
                                                      Chief Financial Officer

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