Form 10-Q
period 2007-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 2007-08-13
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number 0-8667

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                  California                               95-3196921
      ---------------------------------------       ----------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification Number)

      701 Western Avenue, Glendale, California             91201-2349
     ---------------------------------------        ----------------------
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

                                [ ] Yes  [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at August 13, 2007: 20,000.

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX                               Pages

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets at June 30, 2007
              and December 31, 2006                                           1

              Condensed Statements of Income for the Three and Six
              Months Ended June 30, 2007 and 2006                             2

              Condensed Statement of Partners' Equity for the
              Six Months Ended June 30, 2007                                  3

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2007 and 2006                         4


              Notes to Condensed Financial Statements                     5 - 9


Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             10 - 12

Item 4.       Controls and Procedures                                   12 - 13

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                              14

Item 1A.      Risk Factors                                                   14

Item 6.       Exhibits                                                       14

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                   June 30,        December 31,
                                                    2007               2006
                                                 -----------      -------------
                                                 (Unaudited)

                       ASSETS
                       ------

Cash and cash equivalents                         $  749,000      $  1,483,000
Rent and other receivables                            88,000            73,000

Real estate facilities, at cost:
     Building, land improvements and equipment     9,807,000         9,765,000
     Land                                          2,476,000         2,476,000
                                                 ------------     -------------
                                                  12,283,000        12,241,000

     Less accumulated depreciation                (9,235,000)       (9,169,000)
                                                 ------------     -------------
                                                   3,048,000         3,072,000

Other assets                                          81,000            92,000
                                                 ------------     -------------

Total assets                                     $ 3,966,000      $  4,720,000
                                                 ============     =============

              LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                 $   123,000      $     98,000
Deferred revenue                                     214,000           159,000
                                                  -----------     -------------
        Total liabilities                            337,000           257,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit,
       20,000 units authorized, issued and
       outstanding                                 2,695,000         3,314,000
     General partners' equity                        934,000         1,149,000
                                                  -----------     -------------

     Total partners' equity                        3,629,000         4,463,000
                                                  -----------     -------------
Total liabilities and partners' equity           $ 3,966,000      $  4,720,000
                                                 ============     =============

                             See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                        2007           2006                 2007           2006

     REVENUES:

     Rental income                                  $ 1,810,000     $ 1,808,000        $ 3,611,000     $ 3,566,000
     Other income                                        42,000          36,000             80,000          70,000
                                                    -----------     -----------        -----------     -----------
                                                      1,852,000       1,844,000          3,691,000       3,636,000
                                                    -----------     -----------        -----------     -----------
     COSTS AND EXPENSES:

     Cost of operations                                 397,000         417,000            789,000         826,000
     Management fees paid to affiliate                  109,000         109,000            217,000         214,000
     Depreciation                                        33,000          39,000             66,000          81,000
     Administrative                                      33,000          34,000             59,000          69,000
                                                    -----------     -----------        -----------     -----------
                                                        572,000         599,000          1,131,000       1,190,000
                                                    -----------     -----------        -----------     -----------
     NET INCOME:                                    $ 1,280,000     $ 1,245,000        $ 2,560,000     $ 2,446,000
                                                    ===========     ===========        ===========     ===========

     Limited partners' share of net income          $   714,000     $   946,000        $ 1,694,000     $ 1,848,000
     General partners' share of net income              566,000         299,000            866,000         598,000
                                                    -----------     -----------        -----------     -----------
                                                    $ 1,280,000     $ 1,245,000        $ 2,560,000     $ 2,446,000
                                                    ===========     ===========        ===========     ===========
     Limited partners' share of net income per
        unit (20,000 units outstanding)             $     35.70     $     47.30        $     84.70     $     92.40
                                                    ===========     ===========        ===========     ===========



                            See accompanying notes.
                                        2

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                            Total
                                                       Limited           General           Partners'
                                                      Partners'         Partners'           Equity
                                                    -------------     -------------      --------------

     Balance at December 31, 2006                   $   3,314,000     $   1,149,000      $   4,463,000

     Net income                                         1,694,000           866,000          2,560,000

     Cash distributions                                (2,520,000)         (874,000)        (3,394,000)

     Equity transfer                                      207,000          (207,000)                 -
                                                    --------------    --------------     --------------
     Balance at June 30, 2007                       $   2,695,000     $     934,000      $   3,629,000
                                                    ==============    ==============     ==============

                             See accompanying notes.
                                        3

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                              ----------------------------------
                                                                                     2007             2006
                                                                              -------------       --------------
  Cash flows from operating activities:

    Net income                                                                $  2,560,000        $   2,446,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                               66,000               81,000
         Increase in rent and other receivables                                    (15,000)             (59,000)
         Decrease (increase) in other assets                                        11,000              (24,000)
         Increase in accounts payable and accrued liabilities                       25,000               23,000
         Increase in deferred revenue                                               55,000               45,000
                                                                              -------------       --------------
             Total adjustments                                                     142,000               66,000
                                                                              -------------       --------------
             Net cash provided by operating activities                           2,702,000            2,512,000
                                                                              -------------       --------------
  Cash flows from investing activities:

    Additions to real estate facilities                                            (42,000)            (102,000)
                                                                              -------------       --------------
             Net cash used in investing activities                                 (42,000)            (102,000)
                                                                              -------------       --------------
  Cash flows from financing activities:

    Distributions paid to partners                                              (3,394,000)          (2,316,000)
                                                                              -------------       --------------
             Net cash used in financing activities                              (3,394,000)          (2,316,000)
                                                                              -------------       --------------
  Net (decrease) increase in cash and cash equivalents                            (734,000)              94,000

  Cash and cash equivalents at the beginning of the year                         1,483,000            1,448,000
                                                                              -------------       --------------
  Cash and cash equivalents at the end of the period                          $    749,000        $   1,542,000
                                                                              =============       ==============

                             See accompanying notes.
                                        4

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Description of the Business
     ---------------------------

         Public Storage Properties, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in November 1976. The Partnership raised $10,000,000 in gross proceeds by selling 20,000 units of limited partnership interest ("Units") in an interstate offering, which commenced in October 1977 and completed in January 1978. The general partners in the Partnership are Public Storage, formerly Public Storage, Inc., ("PS") and B. Wayne Hughes ("Hughes").

         The Partnership was formed to engage in the business of developing and operating self-storage facilities for personal and business use. The Partnership owns nine self-storage facilities located in California.

2.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Real Estate Facilities and Evaluation of Asset Impairment:
     ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At June 30, 2007, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at June 30, 2007.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2007.

         Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

     Deferred revenue:
     -----------------

         Deferred revenue totaling $214,000 at June 30, 2007 ($159,000 at December 31, 2006), consists of prepaid rents, which are recognized when earned.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Recent Accounting Pronouncements and Guidance:
     ----------------------------------------------

         As of August 14, 2007, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to June 30, 2007, that would have a material impact upon reporting the operations or financial position of the Partnership.

     Segment Reporting:
     ------------------

         The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.   Cash Distributions
     ------------------

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For the three months ended June 30, 2007, we paid distributions to the limited and general partners totaling $1,660,000 ($83.00 per unit) and $576,000, respectively. For the six months ended June 30, 2007, we paid distributions to the limited and general partners totaling $2,520,000 ($126.00 per unit) and $874,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

4.   Partners' Equity
     ----------------

         PS and Hughes are general partners of the Partnership. In 1995, Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Hughes. In 2002, BWH Marina Corporation II sold its interests to H-G Family Corporation. As such, Mr. Hughes continues to act as a general partner but receives no direct compensation or other consideration from the Partnership.

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

5.   Related Party Transactions
     --------------------------

     Management Agreement and Shared Expenses with PS:
     -------------------------------------------------

         The Partnership has a Management Agreement with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three and six months ended June 30, 2007, the Partnership paid PS $109,000 and $217,000, respectively, and $109,000 and $214,000 for the same periods in 2006, respectively, under this management agreement.

         The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

         The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     advantage of scale and other efficiencies. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations in our accompanying condensed statements of income, amounted to $217,000 and $222,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the total of such expenses were $422,000 and $457,000, respectively.

     Ownership Interest by the General Partners
     ------------------------------------------

         PS owns 6,169 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

         Hughes and members of his family (the "Hughes Family") own 6,105 Units. Hughes owns 6,025 Units, as to which Hughes has sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owns 80 Units as to which Tamara Hughes Gustavson has sole voting and dispositive power. PS has an option to acquire 25 of the Units held by Hughes and the 80 Units held by Tamara Hughes Gustavson.

         In addition, there are 196 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS's management and related individuals own approximately 6%.

     Captive Insurance Activities with PS
     ------------------------------------

         The  Partnership  has a  0.9%  ownership  interest  in  STOR-Re  Mutual
     Insurance  Corporation  ("STOR-Re"),   which  was  formed  in  1994  as  an
     association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method.

         STOR-Re provides limited property and liability insurance coverage to the Partnership, PS, and affiliates for losses occurring before April 1, 2004. STOR-Re was succeeded with respect to these activities for losses occurring after March 31, 2004 by a wholly owned subsidiary of PS (collectively, this entity and STOR-Re are referred to as the "Captive Entities"). Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are reviewed quarterly.

     Other Activities with PS
     ------------------------

         PS owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS's storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our accompanying condensed statements of income for these fees are $15,000 for each of the three month periods ended June 30, 2007 and 2006, respectively. For each of the six month periods ended June 30, 2007 and 2006, these fees were $29,000.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         A subsidiary of PS sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary of PS receives the revenues and bears the cost of the activities.

6.   Commitments and Contingencies
     -----------------------------

     Legal Proceedings:
     ------------------

     Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court of
     -----------------------------------------------------------------------
     California - Orange County)
     ---------------------------

         The plaintiff in this case filed a suit against PS on behalf of a putative class of renters who rented self-storage units from PS. Plaintiff alleges that PS misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is  substantially  similar to those in Henriquez
     v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed.

         Based upon the uncertainty inherent in any putative class action, PS cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted our motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PS filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PS is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

     Brinkley  v. Public Storage, Inc. (filed April, 2005) (Superior Court
     ---------------------------------------------------------------------
     of California - Los Angeles County)
     -----------------------------------

         The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted PS' summary judgment motion as to the causes of action relating to the subclass certified and dismissed those claims. They only surviving claims are those relating to the named plaintiff only.

     Other Items
     -----------

         PS and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

Item 2.  Management's  Discussion  and Analysis of Financial  Condition  and
         -------------------------------------------------------------------
         Results of Operations
         ---------------------

         The following should be read in conjunction with the Partnership's condensed financial statements and notes thereto.

         Forward Looking Statements: All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans", "would", "should," "may", "estimates" and similar expressions. These forward-looking statements are made pursuant to the safe-harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve known and unknown risks and uncertainties, which may cause the Partnership's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on these forward-looking statements as predictions of future events.

         Factors and risks that may impact future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 and in our other filings with the Securities and Exchange Commission. These risks include the following: changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan.

         We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward looking statements, including those in this report, are qualified in their entirely by this statement. We assume no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.


     Overview
     --------

         The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which we operate is significant and has increased over the past several years due to additional development of self-storage facilities. We believe that the increase in competition has had a negative impact to the Partnership's occupancy levels and rental rates in many markets. However, we believe that the Partnership's affiliation with Public Storage ("PS") provides several distinguishing characteristics that enable the Partnership to compete effectively with other owners and operators.

         PS is the largest owner and operator of self-storage facilities in the United States. All of PS' facilities in the United States are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Market concentration establishes PS as one of the dominant providers of self-storage space in most markets in which PS operates and enables PS to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of PS' competitors.

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

     Critical Accounting Policies
     ----------------------------

     Impairment of Real Estate
     -------------------------

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at June 30, 2007. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

     Estimated Useful Lives of Long-Lived Assets
     -------------------------------------------

         Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.

     Accruals for Contingencies
     --------------------------

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

     Accruals for Operating Expenses
     -------------------------------

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

     Results of Operations
     ---------------------

     Three  months  ended June 30, 2007  compared to three months ended June
     -----------------------------------------------------------------------
     30, 2006:
     ---------

         Our net income for the three months ended June 30, 2007 was  $1,280,000
     compared  to  $1,245,000   for  the  three  months  ended  June  30,  2006,
     representing an increase of $35,000 or 2.8%.

         Rental income for the three months ended June 30, 2007 was $1,810,000 compared to $1,808,000 for the three months ended June 30, 2006, representing a slight increase of $2,000 or 0.1%. Weighted average occupancy levels at the self-storage facilities were 91% for the three months ended June 30, 2007 and 92% for the three months ended June 30,
     2006. Annual realized rent for the three months ended June 30, 2007 increased to $15.54 per occupied square foot compared to $15.38 per occupied square foot for the three months ended June 30, 2006.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to our condensed financial statements) for the three months ended June 30, 2007 was $506,000 compared to $526,000 for the three months ended June 30, 2006, representing a decrease of $20,000 or 3.8%. The decrease was primarily due to decreases in repairs and maintenance and property insurance expenses, partially offset by increases in advertising and promotion and data processing expenses.

         Depreciation expense was $33,000 for the three months ended June 30, 2007 compared to $39,000 for the same period in 2006, a decrease of $6,000 or 15.4%.

     Six months  ended June 30, 2007  compared to six months  ended June 30,
     -----------------------------------------------------------------------
     2006:
     -----

         Our net income for the six months ended June 30, 2007 was $2,560,000 compared to $2,446,000 for the six months ended June 30, 2006, representing an increase of $114,000 or 4.7%.

         Rental income for the six months ended June 30, 2007 was $3,611,000 compared to $3,566,000 for the six months ended June 30, 2006, representing an increase of $45,000 or 1.3%. The increase in rental income was a result of an increase in realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 91% for each of the six month periods ended June 30, 2007 and 2006, respectively. Annual realized rent for the six months ended June 30, 2007 increased to $15.51 per occupied square foot compared to $15.31 per occupied square foot for the six months ended June 30, 2006.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to our condensed financial statements) for the six months ended June 30, 2007 was $1,006,000 compared to $1,040,000 for the six months ended June 30, 2006, representing a decrease of $36,000 or 3.5%. The decrease was primarily due to decreases in advertising and promotion and repairs and maintenance expenses.

         Depreciation expense was $66,000 for the six months ended June 30, 2007 compared to $81,000 for the same period in 2006, a decrease of $15,000 or 18.5%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for the Partnership's self-storage facilities becoming fully depreciated.

     Liquidity and Capital Resources
     -------------------------------

         Cash generated from operations ($2,702,000 for the six months ended June 30, 2007) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $42,000 and $102,000 for the six months ended June 30, 2007 and 2006, respectively.

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

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,660,000 ($83.00 per unit) and $576,000, respectively, for the three months ended June 30, 2007. We paid distributions to the limited and general partners totaling $2,520,000 ($126.00 per unit) and $874,000, respectively, for the six months ended June 30, 2007. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

Item 4.  Controls and Procedures
         -----------------------

         Public Storage maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         At the end of the period covered by this report, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the second quarter of 2007, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings
         -----------------

         The information set forth under the heading "Legal Proceedings" in Note 6 to our condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A. Risk Factors
         ------------

         As of June 30, 2007, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10K for the year ended December 31, 2006.

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







                                            DATED: August 13, 2007

                                            PUBLIC STORAGE PROPERTIES, LTD.

                                            BY:  Public Storage
                                                 General Partner

                                                 BY:  /s/  John Reyes
                                                      --------------------------
                                                      John Reyes
                                                      Senior Vice President and
                                                      Chief Financial Officer

Exhibit No.                        Exhibit Index
-----------                        -------------



31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.