Form 10-Q
period 2007-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 2007-11-13
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ----------------- to -----------------.

Commission File Number 0-8667

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

        California                                             95-3196921
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

 701 Western Avenue, Glendale, California                      91201-2349
-----------------------------------------                      ----------
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

          [ ] Yes                   [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at November 13, 2007: 20,000.

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX

                                                                         Pages

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements (Unaudited)
              Condensed Balance Sheets at September 30, 2007
              and December 31, 2006                                          1

              Condensed Statements of Income for the Three and Nine
              Months Ended September 30, 2007 and 2006                       2

              Condensed Statement of Partners' Equity for the
              Nine Months Ended September 30, 2007                           3

              Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2007 and 2006                  4

              Notes to Condensed Financial Statements                    5 - 9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations            10 - 12

Item 4.       Controls and Procedures                                       13

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                             14

Item 1A.      Risk Factors                                                  14

Item 6.       Exhibits                                                      14

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                  September 30,      December 31,
                                                                      2007              2006
                                                                  -------------      ------------
                                                                   (Unaudited)

                   ASSETS

Cash and cash equivalents                                         $    700,000       $   1,483,000
Rent and other receivables                                              36,000              73,000

Real estate facilities, at cost:
     Building, land improvements and equipment                       9,838,000           9,765,000
     Land                                                            2,476,000           2,476,000
                                                                  -------------      --------------
                                                                    12,314,000          12,241,000
     Less accumulated depreciation                                  (9,268,000)         (9,169,000)
                                                                  -------------      --------------
                                                                     3,046,000           3,072,000

Other assets                                                            77,000              92,000
                                                                  -------------      --------------
Total assets                                                      $  3,859,000       $   4,720,000
                                                                  =============      ==============

                                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                  $    142,000       $      98,000
Deferred revenue                                                       167,000             159,000
                                                                  -------------      --------------
        Total liabilities                                              309,000             257,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                            2,636,000           3,314,000
     General partners' equity                                          914,000           1,149,000
                                                                  -------------      --------------
     Total partners' equity                                          3,550,000           4,463,000
                                                                  -------------      --------------
Total liabilities and partners' equity                            $  3,859,000       $   4,720,000
                                                                  =============      ==============



                             See accompanying notes.
                                        1

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                       September 30,
                                                            --------------------------            --------------------------
                                                               2007           2006                   2007           2006
                                                            ------------   -----------            ------------   -----------

           REVENUES:

           Rental income                                     $ 1,875,000   $ 1,835,000            $ 5,486,000    $ 5,401,000
           Other income                                           30,000        40,000                110,000        110,000
                                                             -----------    ----------            -----------    ------------
                                                               1,905,000     1,875,000              5,596,000      5,511,000

           COSTS AND EXPENSES:

           Cost of operations                                    374,000       378,000              1,162,000      1,204,000
           Management fees paid to affiliate                     112,000       110,000                329,000        324,000
           Depreciation                                           32,000        43,000                 99,000        124,000
           Administrative                                         12,000        48,000                 71,000        117,000
                                                             -----------    ----------            -----------    ------------
                                                                 530,000       579,000              1,661,000      1,769,000

           NET INCOME:                                       $ 1,375,000   $ 1,296,000            $ 3,935,000    $ 3,742,000
                                                            ============   ===========           ============    ============

           Limited partners' share of net income             $ 1,002,000   $   996,000            $ 2,696,000    $ 2,844,000
           General partners' share of net income                 373,000       300,000              1,239,000        898,000
                                                            ------------    ----------            -----------    ------------
                                                             $ 1,375,000   $ 1,296,000            $ 3,935,000    $ 3,742,000
                                                            ============   ===========           ============    ============
           Limited partners' share of net income per
            unit (20,000 units outstanding)                  $     50.10   $     49.80            $    134.80    $    142.20
                                                            ============   ===========           ============    ============


                             See accompanying notes.
                                        2

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                                      Total
                                                          Limited              General              Partners'
                                                          Partners'            Partners'             Equity
                                                       -------------      --------------         --------------

Balance at December 31, 2006                           $   3,314,000      $   1,149,000          $   4,463,000

Net income                                                 2,696,000          1,239,000              3,935,000

Cash distributions                                        (3,600,000)        (1,248,000)            (4,848,000)

Equity transfer                                              226,000           (226,000)                     -
                                                       -------------      --------------         --------------
Balance at September 30, 2007                          $   2,636,000      $     914,000          $   3,550,000
                                                       =============      ==============         ==============



                             See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                           ----------------------------------------
                                                                                   2007                 2006
                                                                           -------------------     ----------------
  Cash flows from operating activities:

    Net income                                                               $   3,935,000           $    3,742,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                               99,000                  124,000
         Decrease (increase) in rent and other receivables                          37,000                  (32,000)
         Decrease (increase) in other assets                                        15,000                  (22,000)
         Increase in accounts payable and accrued liabilities                       44,000                  102,000
         Increase in deferred revenue                                                8,000                   20,000
                                                                            -------------------     ----------------
             Total adjustments                                                     203,000                  192,000
                                                                            -------------------     ----------------
             Net cash provided by operating activities                           4,138,000                3,934,000
                                                                            -------------------     ----------------
  Cash flows from investing activities:

    Additions to real estate facilities                                               (73,000)             (132,000)
                                                                            -------------------     ----------------
             Net cash used in investing activities                                    (73,000)             (132,000)
                                                                            -------------------     ----------------
  Cash flows from financing activities:

    Distributions paid to partners                                                 (4,848,000)           (3,475,000)
                                                                            -------------------     ----------------
             Net cash used in financing activities                                 (4,848,000)           (3,475,000)
                                                                            -------------------     ----------------
  Net (decrease) increase in cash and cash equivalents                               (783,000)              327,000

  Cash and cash equivalents at the beginning of the year                            1,483,000             1,448,000
                                                                            -------------------     ----------------
  Cash and cash equivalents at the end of the period                          $       700,000       $     1,775,000
                                                                            ===================     ================



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

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Real Estate Facilities and Evaluation of Asset Impairment:
     ----------------------------------------------------------

          Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At September 30, 2007, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at September 30, 2007.

          We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at September 30, 2007.

          Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

     Deferred revenue:
     -----------------

          Deferred revenue totaling $167,000 at September 30, 2007 ($159,000 at December 31, 2006), consists of prepaid rents, which are recognized when earned.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     Recent Accounting Pronouncements and Guidance:
     ----------------------------------------------

          As of November 13, 2007, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to September 30, 2007, that would have a material impact upon reporting the operations or financial position of the Partnership.

     Segment Reporting:
     ------------------

          The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.   CASH DISTRIBUTIONS

          The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For the three months ended September 30, 2007, we paid distributions to the limited and general partners totaling $1,080,000 ($54.00 per unit) and $374,000, respectively. For the nine months ended September 30, 2007, we paid distributions to the limited and general
     partners   totaling   $3,600,000   ($180.00   per  unit)  and   $1,248,000,
     respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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

5.   RELATED PARTY TRANSACTIONS

     Management Agreement and Shared Expenses with PS:
     -------------------------------------------------

          The Partnership has a Management Agreement with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three and nine months ended September 30, 2007, the Partnership paid PS $112,000 and $329,000, respectively, and $110,000 and $324,000 for the same periods in 2006, respectively, under this management agreement.

          The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or nine months notice by PS.

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


          The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations in our accompanying condensed statements of income, amounted to $177,000 and $218,000 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the total of such expenses were $599,000 and $675,000, respectively.

     Ownership Interest by the General Partners
     ------------------------------------------

          In addition to the general partnership interests outlined in Note 4, PS owns 6,169 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

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

     Other Activities with PS
     ------------------------

          PS owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS's storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our accompanying condensed statements of income for these fees are $14,000 for each of the three month periods ended September 30, 2007 and 2006, respectively. For each of the nine month periods ended September 30, 2007 and 2006, these fees were $43,000.

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

6.   COMMITMENTS AND CONTINGENCIES

     Legal Proceedings:
     ------------------

     Serrao v. Public  Storage,  Inc. (filed April 2003) (Superior Court of
     ----------------------------------------------------------------------
     California - Orange County)
     ---------------------------

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

          Based upon the uncertainty inherent in any putative class action, PS cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted PS' motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PS filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PS is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

     Brinkley v. Public Storage, Inc. (filed April 2005) (Superior Court of
     ----------------------------------------------------------------------
     California - Los Angeles County)
     --------------------------------

          The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted PS' summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff only. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     CRITICAL ACCOUNTING POLICIES

     Impairment of Real Estate
     -------------------------

          Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at September 30, 2007. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

     RESULTS OF OPERATIONS

     Three months ended  September  30, 2007 compared to three months ended
     ----------------------------------------------------------------------
     September 30, 2006:
     -------------------

          Our net income for the three months ended September 30, 2007 was $1,375,000 compared to $1,296,000 for the three months ended September 30, 2006, representing an increase of $79,000 or 6.1%.

          Rental income for the three months ended September 30, 2007 was $1,875,000 compared to $1,835,000 for the three months ended September 30, 2006, representing an increase of $40,000 or 2.2%. Weighted average occupancy levels at the self-storage facilities were 90% for the three months ended September 30, 2007 and 2006. Annual realized rent for the three months ended September 30, 2007 increased to $16.11 per occupied square foot compared to $15.79 per occupied square foot for the three months ended September 30, 2006.

          Cost of operations, including management fees paid to an affiliate, (see Note 5 to our condensed financial statements) for the three months ended September 30, 2007 was $486,000 compared to $488,000 for the three months ended September 30, 2006, representing a decrease of $2,000.

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          Depreciation expense was $32,000 for the three months ended September 30, 2007 compared to $43,000 for the same period in 2006, a decrease of $11,000 or 25.6%.

     Nine months  ended  September  30, 2007  compared to nine months ended
     ----------------------------------------------------------------------
     September 30, 2006:
     -------------------

          Our net income for the nine months ended September 30, 2007 was $3,935,000 compared to $3,742,000 for the nine months ended September 30, 2006, representing an increase of $193,000 or 5.2%.

          Rental income for the nine months ended September 30, 2007 was $5,486,000 compared to $5,401,000 for the nine months ended September 30, 2006, representing an increase of $85,000 or 1.6%. The increase in rental income was a result of an increase in realized rent per square foot. Weighted average occupancy levels at the self-storage facilities were 91% for each of the nine month periods ended September 30, 2007 and 2006, respectively. Annual realized rent for the nine months ended September 30, 2007 increased to $15.71 per occupied square foot compared to $15.47 per occupied square foot for the nine months ended September 30, 2006.

          Cost of operations, including management fees paid to an affiliate, (see Note 5 to our condensed financial statements) for the nine months ended September 30, 2007 was $1,491,000 compared to $1,528,000 for the nine months ended September 30, 2006, representing a decrease of $37,000 or 2.4%. The decrease was primarily due to decreases in payroll and repairs and maintenance expenses, partially offset by increases in advertising and promotion expenses.

          Depreciation expense was $99,000 for the nine months ended September 30, 2007 compared to $124,000 for the same period in 2006, a decrease of $25,000 or 20.2%. The decrease in depreciation expense is primarily related to past capital improvements on the buildings for the Partnership's self-storage facilities becoming fully depreciated.

     LIQUIDITY AND CAPITAL RESOURCES

          Cash generated from operations ($4,138,000 for the nine months ended September 30, 2007) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $73,000 and $132,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

          The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,080,000 ($54.00 per unit) and $374,000, respectively, for the three months ended September 30, 2007. We paid distributions to the limited and general partners totaling $3,600,000 ($180.00 per unit) and $1,248,000, respectively, for the nine months ended September 30, 2007. During 2007, we have paid more in distributions than what was generated from operating activities less capital expenditures. This was done to reduce excess cash reserves. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations. As a result, we expect future distributions to be less than the amounts paid during 2007.

                        PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


ITEM 4.  CONTROLS AND PROCEDURES

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

          At the end of the period covered by this report, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the third quarter of 2007, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings
     --------------------------

     The  information  set forth under the heading "Legal  Proceedings"  in
     Note 6 to our condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

     Item 1A.  Risk Factors
     ----------------------

     As of September 30, 2007, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10K for the year ended December 31, 2006.

     Item 6.  Exhibits
     -----------------

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







                                          DATED: November 13, 2007

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

                                  Exhibit Index

Exhibit No.


31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. Filed herewith.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.