Form 10-Q
period 2008-03-31
PUBLIC STORAGE PROPERTIES LTD
filed 2008-05-15
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

                                                                  or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .

Commission File Number 0-8667

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

The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at May 15, 2008: 20,000.

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX



PART I.    FINANCIAL INFORMATION (Item 3 not applicable)              Pages

Item 1.    Financial Statements (Unaudited)
           Condensed Balance Sheets at March 31, 2008
           and December 31, 2007                                            1

           Condensed Statements of Income for the Three
           Months Ended March 31, 2008 and 2007                             2

           Condensed Statement of Partners' Equity for the
           Three Months Ended March 31, 2008                                3

           Condensed Statements of Cash Flows for the
           Three Months Ended March 31, 2008 and 2007                       4

           Notes to Condensed Financial Statements                      5 - 9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              10 - 13

Item 4.    Controls and Procedures                                         13

PART II.   OTHER INFORMATION (Items 2 - 5 not applicable)

Item 1.    Legal Proceedings                                               14

Item 1A.   Risk Factors                                               14 - 17

Item 6.    Exhibits                                                        17

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                   March 31,            December 31,
                                                                    2008                   2007
                                                               ----------------      -----------------
                                                                 (Unaudited)
                                ASSETS


Cash and cash equivalents                                      $       777,000        $       559,000
Rent and other receivables                                              40,000                 53,000

Real estate facilities, at cost:
     Buildings, land improvements and equipment                      9,906,000              9,878,000
     Land                                                            2,476,000              2,476,000
                                                               ----------------      -----------------
                                                                    12,382,000             12,354,000

     Less accumulated depreciation                                  (9,328,000)            (9,299,000)
                                                               ----------------      -----------------
                                                                     3,054,000              3,055,000

Other assets                                                            82,000                 78,000
                                                               ----------------      -----------------
Total assets                                                   $     3,953,000        $     3,745,000
                                                               ================      =================

                   LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                               $       120,000        $        88,000
Deferred revenue                                                       168,000                183,000
                                                               ----------------      -----------------
      Total liabilities                                                288,000                271,000

Commitments and contingencies (Note 6)

Partners' equity:
    Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                            2,721,000              2,579,000
    General partners' equity                                           944,000                895,000
                                                               ----------------      -----------------
     Total partners' equity                                          3,665,000              3,474,000
                                                               ----------------      -----------------
Total liabilities and partners' equity                         $     3,953,000        $     3,745,000
                                                               ================      =================

                            See accompanying notes.
                                       1

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                          March 31,
                                                             ----------------------------------------
                                                                  2008                  2007
                                                             -----------------    -------------------
     REVENUES:

       Rental income                                         $     1,872,000       $     1,801,000
       Other income                                                   52,000                38,000
                                                             -----------------    -------------------
                                                                   1,924,000             1,839,000
                                                             -----------------    -------------------
     COSTS AND EXPENSES:

       Cost of operations                                            386,000               392,000
       Management fees paid to affiliate                             112,000               108,000
       Depreciation                                                   29,000                33,000
       Administrative                                                 21,000                26,000
                                                             -----------------    -------------------
                                                                     549,000               559,000
                                                             -----------------    -------------------
     NET INCOME:                                             $     1,376,000       $     1,280,000
                                                             =================    ===================
     Limited partners' share of net income                   $     1,069,000       $       980,000
     General partners' share of net income                           307,000               300,000
                                                             -----------------    -------------------
                                                             $     1,376,000       $     1,280,000
                                                             =================    ===================
     Limited partners' share of net income per unit
     (20,000 units outstanding)                              $         53.45       $         49.00
                                                             =================    ===================

                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                      Total
                                   Limited          General          Partners'
                                  Partners'        Partners'          Equity
                               --------------  --------------  -----------------
Balance at December 31, 2007   $  2,579,000     $    895,000    $    3,474,000

Net income                        1,069,000          307,000         1,376,000

Cash distributions                 (880,000)        (305,000)       (1,185,000)

Equity transfer                     (47,000)          47,000                 -
                               --------------  --------------  -----------------
Balance at March 31, 2008      $  2,721,000     $    944,000    $    3,665,000
                               ==============  ==============  =================


                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                         March 31,
                                                            --------------------------------------
                                                                 2008                 2007
                                                            ----------------    ------------------
  Cash flows from operating activities:

    Net income                                              $     1,376,000      $     1,280,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                29,000               33,000
         Decrease in rent and other receivables                      13,000                8,000
         (Increase) decrease in other assets                         (4,000)              45,000
         Increase in accounts payable                                32,000               42,000
         (Decrease) increase in deferred revenue                    (15,000)              31,000
                                                            ----------------    ------------------
             Total adjustments                                       55,000              159,000
                                                            ----------------    ------------------
             Net cash provided by operating activities            1,431,000            1,439,000
                                                            ----------------    ------------------
  Cash flows from investing activities:

    Additions to real estate facilities                             (28,000)              (1,000)
                                                            ----------------    ------------------
             Net cash used in investing activities                  (28,000)              (1,000)
                                                            ----------------    ------------------
  Cash flows from financing activities:

    Distributions paid to partners                               (1,185,000)          (1,158,000)
                                                            ----------------    ------------------
             Net cash used in financing activities               (1,185,000)          (1,158,000)
                                                            ----------------    ------------------
  Net increase in cash and cash equivalents                         218,000              280,000

  Cash and cash equivalents at the beginning of the period          559,000            1,483,000
                                                            ----------------    ------------------
  Cash and cash equivalents at the end of the period        $       777,000      $     1,763,000
                                                            ================    ==================



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

                  The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on the same basis as our audited annual financial statements and, in our opinion reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited financial statements and notes thereto as of December 31, 2007, are adequate to make the information presented not misleading.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At March 31, 2008, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings is fully depreciated at March 31, 2008.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the related carrying value, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at March 31, 2008.

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

         Deferred Revenue:
         -----------------

                  Deferred revenue totaling $168,000 at March 31, 2008 ($183,000 at December 31, 2007), consists of prepaid rents, which are recognized when earned.

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of May 15, 2008, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to March 31, 2008, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly. During the three months ended March 31, 2008, we paid distributions to the limited and general partners totaling $880,000 ($44.00 per unit) and $305,000, respectively. During the three months ended March 31, 2007, we paid distributions to the limited and general partners totaling $860,000 ($43.00 per unit) and $298,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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


5.       RELATED PARTY TRANSACTIONS

         Management Agreement and Shared Expenses with PS:
         -------------------------------------------------

                  The Partnership has a Management Agreement with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         the facilities' gross revenue (as defined). For the three months ended March 31, 2008 and 2007, the Partnership paid PS $112,000, and $108,000, respectively, under this Management Agreement.

                  The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

                  The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations in our accompanying condensed statements of income, amounted to $183,000 and $205,000 for the three months ended March 31, 2008 and 2007, respectively.

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

         Captive Insurance Activities with PS
         ------------------------------------

                  The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets on the accompanying condensed balance sheets, on the cost method, and has received no distributions during the three months ended March 31, 2008.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Other Activities with PS
         ------------------------

                  PS owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS' storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these fees are $30,000 and $14,000 for the three months ended March 31, 2008 and 2007, respectively.

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

         FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties, Ltd.'s (the "Partnership") actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirely by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

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

         The risks included here are not exhaustive as it is not possible for management to predict all possible risk factors that may exist or emerge from time to time. Investors should refer to our future reports and other information filed from time to time with the SEC for additional information.

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

         PS is the largest owner and operator of self-storage facilities in the United States ("U.S."). All of the PS facilities in the U.S. are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Market concentration establishes PS as one of the dominant providers of self-storage space in most markets in which PS operates and enables PS to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most competitors of PS, as well as more substantial, well-placed yellow page advertisements than can many of its competitors.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at March 31, 2008. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's March 31, 2008 condensed financial statements.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007:

         The Partnership's net income for the three months ended March 31, 2008 was $1,376,000 compared to $1,280,000 for the three months ended March 31, 2007, representing an increase of $96,000 or 7.5%.

         Rental income for the three months ended March 31, 2008 was $1,872,000 compared to $1,801,000 for the three months ended March 31, 2007, representing an increase of $71,000 or 3.9%. The increase in rental income was a result of improvements in realized rent per square foot and in occupancies. Weighted average occupancy levels at the self-storage facilities were 92.0% and 90.4% for the three months ended March 31, 2008 and 2007, respectively. Annual realized rent for the three months ended March 31, 2008 increased to $15.75 per occupied square foot, as compared to $15.49 per occupied square foot for the three months ended March 31, 2007.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 the Partnership's March 31, 2008 condensed financial statements) for the three months ended March 31, 2008 was $498,000 compared to $500,000 for the three months ended March 31, 2007, representing a decrease of $2,000. For the three months ended March 31, 2008, advertising and promotion expenses decreased by $20,000 or 30% compared to the same period in 2007. This decrease is due primarily to lower television advertising expense. The reductions in advertising and promotion expenses were offset by increases in utilities, payroll and property tax expenses.

         Depreciation expense was $29,000 and $33,000 for the three months ended March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($1,431,000 for the three months ended March 31, 2008) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $28,000 and $1,000 for the three months ended March 31, 2008 and 2007, respectively.

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

DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $880,000 ($44.00 per unit) and $305,000, respectively, for the three months ended March 31, 2008. During the three months ended March 31, 2007, we paid distributions to the limited and general partners totaling $860,000 ($43.00 per unit) and $298,000, respectively. Future distribution rates amy be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         As of the end of the fiscal quarter covered by this report, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, Public Storage's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information set forth under the heading "Legal Proceedings" in Note 6 to our March 31, 2008 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A.  RISK FACTORS

         In addition to the other information in this Quarterly Report on Form 10-Q, you should consider the risks described below that we believe may be material to investors in evaluating the Partnership. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

o        adverse  changes in tax,  real estate and zoning laws and  regulations;
         and

o        tenant and employment-related claims.

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the three month period ended March 31, 2008. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         SOME  OF  OUR  REVENUES   INVOLVE   BUSINESSES   THAT  ARE  SUBJECT  TO
GOVERNMENTAL  REGULATION  WHICH  COULD  REDUCE  OUR  PROFITABILITY  OR LIMIT OUR
GROWTH.

         We receive revenues related to the offering of insurance products to our tenants. These products are offered through an affiliate of PS, which holds Limited Lines Self Storage Insurance Agent licenses from a number of individual state Departments of Insurance and are subject to state governmental regulation and supervision. This state governmental supervision could reduce our profitability or limit our growth by increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide products and services, or subjecting our businesses to the possibility of regulatory actions or proceedings. The continued ability of this affiliate to maintain these Limited Lines Self Storage Insurance Agent licenses in the jurisdictions in which it is licensed depends on its compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance agents.

         In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, this affiliate may be precluded or temporarily suspended from carrying on some or all of these activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past. For the year ended December 31, 2007, revenues from our tenant reinsurance business represented approximately 1.4% of our 2007 revenues and 1.6% of revenues for the quarter ended March 31, 2008.

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

         WE HAVE BECOME INCREASINGLY DEPENDENT UPON AUTOMATED PROCESSES AND THE INTERNET AND ARE FACED WITH SYSTEM SECURITY RISKS.

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



                                            DATED: May 15, 2008

                                            PUBLIC STORAGE PROPERTIES, LTD.

                                            BY:  Public Storage
                                                 General Partner

                                                 BY:    /s/  John Reyes
                                                       -------------------------
                                                       John Reyes
                                                       Senior Vice President and
                                                       Chief Financial Officer

Exhibit No.               Exhibit Index



31.1          Rule 13a-14(a) Certification. Filed herewith.

31.2          Rule 13a-14(a) Certification. Filed herewith.

32            Section 1350 Certifications. Filed herewith.