Form 10-Q
period 2008-06-30
PUBLIC STORAGE PROPERTIES LTD
filed 2008-08-14
CIK 202953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the period ended June 30, 2008
                           -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ----------------- to -----------------.

     Commission File Number 0-8667
                            ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

             California                                   95-3196921
    ----------------------------------------           ------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification Number)

    701 Western Avenue, Glendale, California              91201-2349
    ----------------------------------------           ------------------------
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

The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at August 13, 2008: 20,000.

                         PUBLIC STORAGE PROPERTIES, LTD.

                                      INDEX

                                                                          Pages

PART I.  FINANCIAL INFORMATION (Item 3 not applicable)
         ---------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets at June 30, 2008
         and December 31, 2007                                               1

         Condensed Statements of Income for the Three and Six
         Months Ended June 30, 2008 and 2007                                 2

         Condensed Statement of Partners' Equity for the
         Six Months Ended June 30, 2008                                      3

         Condensed Statements of Cash Flows for the
         Six Months Ended June 30, 2008 and 2007                             4

         Notes to Condensed Financial Statements                         5 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10 - 13

Item 4.  Controls and Procedures                                            14

PART II. OTHER INFORMATION (Items 2 - 5 not applicable)
         -----------------

Item 1.  Legal Proceedings                                                  15

Item 1A. Risk Factors                                                  15 - 18

Item 6.  Exhibits                                                           18

                         PUBLIC STORAGE PROPERTIES, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                2008                   2007
                                                                         ---------------------  --------------------
                                                                              (Unaudited)
                                ASSETS


Cash and cash equivalents                                                   $       743,000        $       559,000
Rent and other receivables                                                           71,000                 53,000

Real estate facilities, at cost:
     Buildings, land improvements and equipment                                  10,083,000              9,878,000
     Land                                                                         2,476,000              2,476,000
                                                                           ---------------------  --------------------
                                                                                 12,559,000             12,354,000

     Less accumulated depreciation                                               (9,368,000)            (9,299,000)
                                                                           ---------------------  --------------------
                                                                                  3,191,000              3,055,000

Other assets                                                                         80,000                 78,000
                                                                           ---------------------  --------------------
Total assets                                                                $     4,085,000        $     3,745,000
                                                                           =====================  ====================

                   LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                            $       131,000        $        88,000
Deferred revenue                                                                    188,000                183,000
                                                                           ---------------------  --------------------
      Total liabilities                                                             319,000                271,000

Commitments and contingencies (Note 6)

Partners' equity:
    Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                                         2,796,000              2,579,000
    General partners' equity                                                        970,000                895,000
                                                                           ---------------------  --------------------
     Total partners' equity                                                       3,766,000              3,474,000
                                                                           ---------------------  --------------------
Total liabilities and partners' equity                                      $     4,085,000        $     3,745,000
                                                                           =====================  ====================


                             See accompanying notes.
                                       1

                         PUBLIC STORAGE PROPERTIES, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30,                              June 30,
                                                           -----------------------------------    ----------------------------------
                                                                 2008                2007               2008               2007
                                                           ---------------     ---------------    ---------------     --------------
           REVENUES:

           Rental income                                    $    1,905,000      $    1,810,000     $    3,777,000     $    3,611,000
           Other income                                             37,000              42,000             89,000             80,000
                                                           ---------------     ---------------    ---------------     --------------
                                                                 1,942,000           1,852,000          3,866,000          3,691,000
                                                           ---------------     ---------------    ---------------     --------------
           COSTS AND EXPENSES:

           Cost of operations                                      413,000             397,000            799,000            789,000
           Management fees paid to affiliate                       114,000             109,000            226,000            217,000
           Depreciation                                             40,000              33,000             69,000             66,000
           Administrative                                           35,000              33,000             56,000             59,000
                                                           ---------------     ---------------    ---------------     --------------
                                                                   602,000             572,000          1,150,000          1,131,000
                                                           ---------------     ---------------    ---------------     --------------
           NET INCOME:                                      $    1,340,000      $    1,280,000     $    2,716,000     $    2,560,000
                                                           ===============     ===============    ===============     ==============

           Limited partners' share of net income            $    1,020,000       $     714,000     $    2,089,000     $    1,694,000
           General partners' share of net income                   320,000             566,000            627,000            866,000
                                                           ---------------     ---------------    ---------------     --------------
                                                            $    1,340,000      $    1,280,000     $    2,716,000     $    2,560,000
                                                           ===============     ===============    ===============     ==============
           Limited partners' share of net income per
            unit (20,000 units outstanding)                 $        51.00      $        35.70     $       104.45     $       84.70
                                                           ===============     ===============    ===============     ==============


                            See accompanying notes.
                                       2

                                             PUBLIC STORAGE PROPERTIES, LTD.
                                         CONDENSED STATEMENT OF PARTNERS' EQUITY
                                                      (UNAUDITED)



                                                           Limited              General           Total Partners'
                                                          Partners'            Partners'              Equity
                                                     -------------------- --------------------- --------------------

Balance at December 31, 2007                           $      2,579,000     $        895,000      $      3,474,000

Net income                                                    2,089,000              627,000             2,716,000

Cash distributions                                           (1,800,000)            (624,000)           (2,424,000)

Equity transfer                                                 (72,000)              72,000                     -
                                                     -------------------- --------------------- --------------------
Balance at June 30, 2008                               $      2,796,000     $        970,000      $      3,766,000
                                                     ==================== ===================== ====================


                            See accompanying notes.
                                       3

                                                 PUBLIC STORAGE PROPERTIES, LTD.
                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                           ----------------------------------------
                                                                                   2008                 2007
                                                                           -------------------    -----------------
  Cash flows from operating activities:

    Net income                                                                $     2,716,000      $     2,560,000

    Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                  69,000               66,000
         Increase in rent and other receivables                                       (18,000)             (15,000)
         (Increase) decrease in other assets                                           (2,000)              11,000
         Increase in accounts payable                                                  43,000               25,000
         Increase in deferred revenue                                                   5,000               55,000
                                                                           -------------------    -----------------
             Total adjustments                                                         97,000              142,000
                                                                           -------------------    -----------------
             Net cash provided by operating activities                              2,813,000            2,702,000
                                                                           -------------------    -----------------
  Cash flows from investing activities:

    Additions to real estate facilities                                              (205,000)             (42,000)
                                                                           -------------------    -----------------
             Net cash used in investing activities                                   (205,000)             (42,000)
                                                                           -------------------    -----------------
  Cash flows from financing activities:

    Distributions paid to partners                                                 (2,424,000)          (3,394,000)
                                                                           -------------------    -----------------
             Net cash used in financing activities                                 (2,424,000)          (3,394,000)
                                                                           -------------------    -----------------
  Net increase (decrease) in cash and cash equivalents                                184,000             (734,000)

  Cash and cash equivalents at the beginning of the period                            559,000            1,483,000
                                                                           -------------------    -----------------
  Cash and cash equivalents at the end of the period                          $       743,000      $       749,000
                                                                           ===================    =================

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     Real Estate Facilities and Evaluation of Asset Impairment:
     ----------------------------------------------------------

     Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At June 30, 2008, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings is fully depreciated at June 30, 2008.

     We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the related carrying value, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2008.

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

     Deferred Revenue:
     -----------------

     Deferred revenue totaling $188,000 at June 30, 2008 ($183,000 at December 31, 2007), consists of prepaid rents, which are recognized when earned.

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     Recent Accounting Pronouncements and Guidance:
     ----------------------------------------------

     As of August 13, 2008, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to June 30, 2008, that would have a material impact upon reporting the operations or financial position of the Partnership.

     Segment Reporting:
     ------------------

     The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.   CASH DISTRIBUTIONS

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During the three months ended June 30, 2008, we paid distributions to the limited and general partners totaling $920,000 ($46.00 per unit) and $319,000, respectively. During the six months ended June 30, 2008, we paid distributions to the limited and general partners totaling $1,800,000 ($90.00 per unit) and $624,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   RELATED PARTY TRANSACTIONS

     Management Agreement and Shared Expenses with PS:
     -------------------------------------------------

     The Partnership has a Management Agreement with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three and six months ended June 30, 2008, the Partnership paid PS $114,000 and $226,000, respectively, and $109,000 and $217,000 for the same periods in 2007, respectively, under this Management Agreement.

     The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

     The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations in our accompanying condensed statements of income, amounted to $230,000 and $217,000 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the total of such expenses were $413,000 and $422,000, respectively.

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

     Captive Insurance Activities with PS
     ------------------------------------

     The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the accompanying condensed balance sheets, on the cost method, and has received no distributions during the six months ended June 30, 2008.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     Other Activities with PS
     ------------------------

     PS owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS' storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our accompanying condensed statements of income for these fees are $31,000 and $15,000 for the three months ended June 30, 2008 and 2007, respectively. For the six month periods ended June 30, 2008 and 2007, these fees were $61,000 and $29,000, respectively.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

     IMPAIRMENT OF REAL ESTATE

     Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at June 30, 2008. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

     ACCRUALS FOR CONTINGENCIES

     We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's June 30, 2008 condensed financial statements.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007:

     The Partnership's net income for the three months ended June 30, 2008 was $1,340,000 compared to $1,280,000 for the three months ended June 30, 2007, representing an increase of $60,000 or 4.7%.

     Rental income for the three months ended June 30, 2008 was $1,905,000 compared to $1,810,000 for the three months ended June 30, 2007, representing an increase of $95,000 or 5.2%. The increase in rental income was a result of improvements in realized rent per square foot and in occupancies. Weighted average occupancy levels at the self-storage facilities were 91.6% and 90.6% for the three months ended June 30, 2008 and 2007, respectively. Annual realized rent for the three months ended June 30, 2008 increased to $16.17 per occupied square foot, as compared to $15.54 per occupied square foot for the three months ended June 30, 2007.

     Cost of operations,  including  management fees paid to an affiliate,  (see
Note 5 to the Partnership's June 30, 2008 condensed financial statements) for the three months ended June 30, 2008 was $527,000 compared to $506,000 for the three months ended June 30, 2007, representing an increase of $21,000 or 4.2%. For the three months ended June 30, 2008, advertising and promotion expenses increased by $14,000 or 17.2% compared to the same period in 2007. This increase is due primarily to higher television advertising expense. Also during the three months ended June 20, 2008, repairs and maintenance expenses increased $13,000 or 38.0% compared to the same period in 2007. The increases in advertising and promotion and repairs and maintenance expenses were partially offset by decreases in data processing and office expenses.

     Depreciation expense was $40,000 and $33,000 for the three months ended June 30, 2008 and 2007, respectively.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007:

     The Partnership's net income for the six months ended June 30, 2008 was $2,716,000 compared to $2,560,000 for the six months ended June 30, 2007, representing an increase of $156,000 or 6.1%.

     Rental income for the six months ended June 30, 2008 was $3,777,000 compared to $3,611,000 for the six months ended June 30, 2007, representing an increase of $166,000 or 4.6%. The increase in rental income was a result of improvements in realized rent per square foot and in occupancies. Weighted average occupancy levels at the self-storage facilities were 91.8% and 90.5% for the six months ended June 30, 2008 and 2007, respectively. Annual realized rent for the six months ended June 30, 2008 increased to $15.96 per occupied square foot, as compared to $15.51 per occupied square foot for the six months ended June 30, 2007.

     Cost of operations,  including  management fees paid to an affiliate,  (see
Note 5 to the Partnership's June 30, 2008 condensed financial statements) for the six months ended June 30, 2008 was $1,025,000 compared to $1,006,000 for the six months ended June 30, 2007, representing an increase of $19,000 or 1.9%. For the six months ended June 30, 2008, increases in utilities, payroll and repairs and maintenance expenses were partially offset by reductions in insurance, data processing, advertising and promotion and offices expenses.

     Depreciation expense was $69,000 and $66,000 for the six months ended June 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from operations ($2,813,000 for the six months ended June 30, 2008) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $205,000 and $42,000 for the six months ended June 30, 2008 and 2007, respectively.

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

DISTRIBUTIONS

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $920,000 ($46.00 per unit) and $319,000, respectively, for the three months ended June 30, 2008. During the six months ended June 30, 2008, we paid distributions to the limited and general partners totaling $1,800,000 ($90.00 per unit) and $624,000, respectively.
Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     The information set forth under the heading "Legal Proceedings" in Note 6 to our June 30, 2008 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

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

     o    adverse changes in tax, real estate and zoning laws and regulations;
          and

     o    tenant and employment-related claims.

     There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the six month period ended

June 30, 2008. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

     Property taxes can increase and cause a decline in cash flows and profitability. Each of our properties is subject to real property taxes. These taxes may increase in the future as property tax rates or assessed property values change, and any such rate or assessment changes could increase tax expense and adversely impact our cash flow and profitability. All of the Partnership's properties, which are located in California, are assessed at amounts significantly lower than their current fair value, due primarily to long-standing statutory limits on annual increases to assessed values. There is a risk that these assessments could be increased to fair value in certain circumstances, such as i) changes in laws, regulations, or changes in interpretations thereof, or ii) changes in ownership of the Partnership's limited partner units or general partner units that could constitute a change in control (as that termed is defined by the applicable law) of the underlying properties.

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

     In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, this affiliate may be precluded or temporarily suspended from carrying on some or all of these activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past. For the year ended December 31, 2007, revenues from our tenant reinsurance business represented approximately 1.4% of our 2007 revenues and 1.6% of revenues for the three and six month periods ended June 30, 2008.

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







                                      DATED: August 13, 2008

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