Form 10-K
period 2008-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 2009-03-26
CIK 202953

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2008.

    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from  ---------------- to -----------------.


                         Commission File Number: 0-8667
                                                 ------

                         PUBLIC STORAGE PROPERTIES, LTD.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)

         California                                        95-3196921
-------------------------------------------   ----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification Number)

   701 Western Avenue, Glendale, California             91201-2349
-------------------------------------------   ----------------------------------
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

     Large Accelerated Filer [ ]         Accelerated Filer         [ ]
     Non-accelerated Filer   [X]         Smaller Reporting Company [ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2008:

Limited Partner Units, $500.00 Par Value - $18,968,000 (computed on the basis of $2,525.00 per unit which was the highest reported sale price prior to the quarter ended June 30, 2008).

The number of units outstanding of the registrant's classes of common equity as of March 25, 2009:

Units of Limited Partnership Interest, $500.00 Par Value - 20,000 units

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  BUSINESS
         --------

Forward Looking Statements
--------------------------

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties, Ltd.'s (the "Partnership") actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

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

     The Partnership has reported annually to the Securities and Exchange Commission ("SEC") on Form 10-K which includes financial statements certified by its independent registered public accounting firm. The Partnership has also reported quarterly to the SEC on Form 10-Q, which includes unaudited financial statements with such filings. The Partnership expects to continue such reporting. Upon written request, the Partnership will mail a copy of its Annual Report on Form 10-K to the limited partners.

     The public may read and copy any materials this Partnership files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The Partnership does not maintain a website. However, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Partnership, that file electronically with the SEC at http://www.sec.gov.
-------------------

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

     The Partnership's general partners are PS and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board of PS, and was its chief executive officer through November 7, 2002. Hughes and members of his family (the "Hughes Family") own approximately 20.0% of the outstanding common shares of PS at March 16, 2009.

     The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and trustees of PS. The limited partners of the Partnership have no right to participate in the operation or conduct of the Partnership's business and affairs.

     The term of the Partnership is until all properties have been sold and, in any event, not later than December 31, 2035.

The Impact of Current Economic Factors
--------------------------------------

     The recession being experienced in California and the U.S. is having a negative impact upon the Partnership's business. Operationally, the Partnership's occupancies and rental rates have come under pressure as demand for self-storage space has softened. The Partnership, through its management agreement with PS (the "Management Agreement"), has responded by reducing rental rates, increasing promotional discounts, and increasing its marketing activities to stimulate additional demand for storage.

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

     The Partnership does not anticipate issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities. The Partnership may consider borrowing money with the intent of using the proceeds for distribution to partners. As the capital and credit markets are currently constrained and in flux, there can be no assurance that the Partnership would be able to access any such borrowings in order to do so, if such a course of action were otherwise deemed necessary.

Self-Storage Facilities
-----------------------

     Self-storage facilities are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of property managers who are supervised by district managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage. Storage facility spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property, the size of the storage space and length of stay.

     Users of space in self-storage facilities include individuals from virtually all demographic groups, as well as businesses. Individuals usually obtain this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

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

      o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to maximize revenues through the appropriate balance between occupancy, rental rates, and promotional discounting. Average occupancy for the Partnership's self-storage facilities was 91.5% in 2008 and 90.3% in 2007. Annual realized rents per occupied square foot increased from $15.79 in 2007 to $16.15 in 2008.

      o Systems and controls. PS has an organizational structure and a property operation system which links its corporate office with each of its self-storage facilities. This enables PS to obtain daily information from each facility and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies, and to identify changing market conditions and operating trends as well as analyze customer data, and quickly change properties' pricing and promotional mix on an automated basis. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department. PS also has an extensive internal audit program designed to ensure adherence to specified policies and procedures, and thereby ensure proper handling of cash collections.

      o Professional property operation. There are approximately 5,200 persons who render services for the Public Storage system in the U.S., primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PS and other owners of properties operated by PS.

Property Operator
-----------------

     The Partnership's self-storage facilities are managed by PS (as successor to PSMI) pursuant to a management agreement (the "Management Agreement").

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

     PS has systems for managing space inventories, accounting and handling delinquent accounts, including a computerized network linking PS operated facilities. Property managers are trained in detailed operating procedures.

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

     Under the supervision of the Partnership, PS seeks to increase the cash flow generated by the Partnership's facilities by: a) regularly evaluating call volume, reservation activity, and move-in/move-out rates for each property relative to marketing activities, b) evaluating market supply and demand factors, and based upon these analyses, adjusting the marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting, and d) controlling expense levels.

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

Competition
-----------

     Local market conditions play a significant role in how competition will affect the Partnership's operations. Self-storage generally draws customers from residents within a three to five mile radius. Many of the Partnership's self-storage facilities operate within three to five miles of well-located and well-managed competitors and seek the same group of customers. Competition from other self-storage and other storage alternatives in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among self-storage facilities in the market areas in which the Partnership operates. In addition to competition from self-storage facilities operated by PS, there are other publicly traded REITs and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PS, and the "Public Storage" brand name recognition should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

     PS owns a corporation that reinsures policies issued to the Partnership's tenants against losses to goods stored by tenants in the Partnership's self-storage facilities. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the reinsurance. The Partnership receives a fee (an "Access Fee") from this corporation in return for providing tenant listings. This Access Fee is based on the number of spaces the Partnership has to rent.

     A subsidiary of PS sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. We believe these activities, along with availability of insurance as noted above, supplement and strengthen the Partnership's existing self-storage business by further meeting the needs of storage customers. The subsidiary of PS receives the revenues and bears the cost of the activities.

Federal Income Tax
------------------

     Public Storage Properties, Ltd. is treated as a partnership for federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly, no federal income tax expense is recorded by the Partnership.

Employees
---------

     The Partnership has no direct employees. There are approximately 38 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, partnerships or other entities owning facilities operated by PS.

ITEM 1A. RISK FACTORS
         ------------

     In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Partnership. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in FORWARD LOOKING STATEMENTS at the beginning of Item 1.
             --------------------------
     THE GENERAL PARTNERS CONTROL THE PARTNERSHIP AS A GROUP.

     Public Storage is a general partner and beneficially owns approximately 31.4% of our outstanding limited partnership units. In addition, B. Wayne Hughes, General Partner of the Partnership, and Chairman of PS and members of his family beneficially own 31.0% of the limited partnership units. As a result, the General Partners, as a group, control matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other such transactions.

     SINCE OUR BUSINESS CONSISTS PRIMARILY OF OPERATING REAL ESTATE, WE ARE SUBJECT TO THE RISKS RELATED TO THE OWNERSHIP AND OPERATION OF REAL ESTATE THAT CAN ADVERSELY IMPACT OUR BUSINESS AND FINANCIAL CONDITION.

     The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of acquiring and owning real estate-related assets, including:

      o lack of demand for rental spaces or units in a locale;

      o changes in general economic or local conditions;

      o natural disasters, such as earthquakes and floods;

      o potential terrorist attacks;

      o changes in supply of or demand for similar or competing facilities in an area;

      o the impact of environmental protection laws;

      o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a nonstrategic property difficult or unattractive including the impact of the current turmoil in the credit markets;

      o increases in insurance premiums, property tax assessments and other operating and maintenance expenses;

      o adverse changes in tax, real estate and zoning laws and regulations; and

      o tenant and employment-related claims.

     In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers. This results in a higher risk of losses that are not covered by third-party insurance contracts.

     There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2008. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

     We have conducted preliminary environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environmental investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operations.

     There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can give no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

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

     PUBLIC STORAGE'S ACQUISITIONS OR DEVELOPMENT OF PROPERTIES MAY SUBJECT THE PARTNERSHIP TO ADDITIONAL RISKS.

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

     THE GLOBAL ECONOMIC CRISIS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, GROWTH AND ACCESS TO CAPITAL.

     By the end of 2008, the national economy was in a recession and the global financial crisis had broadened and intensified. Declining economic conditions in the markets where we operate facilities, including higher unemployment rates, restrictions on the availability of credit, volatile energy costs, increased governmental needs for revenue including property taxes, government mandates that could increase costs (such as requiring medical insurance for property management personnel) and other events or factors that adversely affect disposable income of the consumer, have and are likely to continue to adversely affect our business.

     As a further result of the current global financial crisis, our ability to borrow at reasonable rates may be adversely affected by illiquid credit markets. While we currently believe that we have sufficient working capital and cash flow from operations to continue to operate our business as usual, long-term continued turbulence in the credit markets and in the national economy may adversely affect our access to capital and adversely impact earnings growth that might otherwise result from borrowing funds.


     FAILURE TO COMPLY WITH APPLICABLE LAWS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS.

     We are subject to a wide range of federal, state and local laws and regulations including those imposed by the SEC and the Sarbanes-Oxley Act of 2002, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements.

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

     WE  HAVE  BECOME   INCREASINGLY   DEPENDENT   UPON   AUTOMATED   PROCESSES,
TELECOMMUNICATIONS, AND THE INTERNET AND ARE FACED WITH SYSTEM SECURITY RISKS.

     We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, a portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns. Nearly half of our move-ins comes from sales channels dependent upon telecommunications (telephone or Internet).

     OUR OWNERSHIP INTEREST IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

     The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. STOR-Re provided limited property and liability insurance coverage to the Partnership, PS, and affiliates of PS for losses occurring prior to April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2008 financial statements.


ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

     Not applicable.

ITEM 2.  PROPERTIES
         ----------

     The following table sets forth information as of December 31, 2008 about properties owned by the Partnership:

                                                        Net              Number              Date             Completion
Location                      Size of Parcel       Rentable Area        of Spaces        of Purchase             Date
                             ---------------       -------------        ---------        -----------         -----------
California
----------
Corona                          2.82 acres          52,000 sq. ft.           465        June 29, 1978         Dec. 1978
Fremont                         3.00 acres          53,000 sq. ft.           454        Mar. 21, 1978         Nov. 1978
Milpitas                        3.40 acres          39,000 sq. ft            419        May 8, 1978           Nov. 1978
Norco                           1.66 acres          29,000 sq. ft            258        July 19, 1978         Dec. 1978
North Hollywood                 2.06 acres          38,000 sq. ft.           342        Mar. 17, 1978         Dec. 1979
Pasadena                        1.84 acres          37,000 sq. ft.           386        Feb. 24, 1978         Aug. 1978
Sun Valley                      2.72 acres          53,000 sq. ft.           477        May 30, 1978          Oct. 1978
Wilmington                      6.32 acres         133,000 sq. ft.         1,087        Apr. 18, 1978         Aug. 1978
Whittier - El Monte             3.28 acres          58,000 sq. ft.           536        Nov. 29, 1977         July 1978


     For the year ended December 31, 2008, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 91.5% and $16.15, respectively.

     The Partnership does not have any agreements to buy or sell any real estate. The Partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds.

     As of December 31, 2008, none of the properties were encumbered by mortgage debt.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     Brinkley v. Public  Storage,  Inc.  (filed April 2005)  (Superior  Court of
     ---------------------------------------------------------------------------
California - Los Angeles County)
--------------------------------

     The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted PS' summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. On October 28, 2008, the Court of Appeals sustained the trial court's ruling. The plaintiff filed a petition for review with the California Supreme Court, which was granted but further action in this matter was deferred pending consideration and disposition of a related issue in Brinker Restaurant Corp. v. Superior Court which is currently pending before the California Supreme Court.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S  COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         -----------------------------------------------------------------------
         AND ISSUER PURCHASES OF EQUITY SECURITIES
         -----------------------------------------

     The Partnership has no common stock.

     The Units are not listed on any national securities exchange or quoted on the NASDAQ System and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly-traded partnership" for tax purposes, and (c) because the General Partners (and their affiliates) have purchased Units. However, the General Partners do not have first hand information regarding the prices at which secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 2008, there were approximately 580 unit holders of record.

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


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                 For the Year Ended December 31,
                                   --------------------------------------------------------------------------------------------
                                        2008               2007               2006               2005                 2004
                                   ---------------    ---------------    ---------------    ---------------    ---------------
Revenues                           $     7,872,000    $     7,524,000    $     7,371,000    $     7,002,000    $     6,593,000
Depreciation                               142,000            130,000            165,000            181,000            217,000
Net income                               5,649,000          5,314,000          5,042,000          4,888,000          4,475,000

Limited partners' share                  4,266,000          3,701,000          3,751,000          3,619,000          3,397,000
General partners' share                  1,383,000          1,613,000          1,291,000          1,269,000          1,078,000

LIMITED PARTNERS' PER UNIT DATA (1):
------------------------------------
     Net income                            $213.30            $185.05            $187.55            $180.95            $169.85
     Cash distributions                    $199.00            $234.00            $186.00            $183.00            $155.00

BALANCE SHEET DATA:
-------------------
Cash and cash equivalents          $       802,000    $       559,000    $     1,483,000    $     1,448,000    $     1,407,000
Total assets                       $     4,089,000    $     3,745,000    $     4,720,000    $     4,682,000    $     4,737,000

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

Forward Looking Statements
--------------------------

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties, Ltd.'s (the "Partnership") actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

     Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission. ("SEC").

Critical Accounting Policies
----------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The notes to the Partnership's December 31, 2008 financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

     Management believes the following are critical accounting policies the application of which has a material impact on the Partnership's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

     IMPAIRMENT OF REAL ESTATE: Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment includes determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2008. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on the Partnership's financial condition and results of operations.

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

     ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 8 to the Partnership's December 31, 2008 financial statements.

     ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

OVERVIEW OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
--------------------------------------------------------------

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

     PS is the largest owner and operator of self-storage facilities in the U.S. All of the PS facilities in the U.S. are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Market concentration establishes PS as one of the dominant providers of self-storage space in most markets in which PS operates and enables PS to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most competitors of PS, as well as more substantial, well-placed yellow page advertisements than can many of its competitors.

     The self-storage industry is not immune to the recessionary pressures in the general economic environment. Demand for self-storage space in the U.S. has softened and, as a result, the Partnership is experiencing downward pressure on occupancy levels, rental rates and revenue growth.

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

RESULTS OF OPERATIONS
---------------------

     YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO YEAR ENDED DECEMBER 31, 2007:

     The Partnership's net income for 2008 was $5,649,000, as compared to $5,314,000 for 2007, representing an increase of $335,000 or 6.3%. Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $279,000 or 5.3% from $5,217,000 in 2007 to $5,496,000 in 2008.

     Rental income for 2008 was $7,621,000 compared to $7,341,000 for 2007, representing an increase of $280,000 or 3.8%. The increase in rental income was a result of improvements in realized rent per square foot. Annual realized rent for 2008 increased to $16.15 per occupied square foot, as compared to $15.79 per occupied square foot for 2007. Weighted average occupancy levels at the self-storage facilities were 91.5% and 90.3% for 2008 and 2007, respectively.

     We believe that demand for self-storage space has been negatively impacted by general economic conditions, the slow down in housing sales and moving activity, as well as increased competition. It is unclear to us how much we have been negatively impacted by these factors, and how much these factors may impact us going forward.

     Other income was $251,000 for 2008, as compared to $183,000 for 2007, representing an increase of $68,000 or 37.2%. Included in other income for 2008 are additional access fees paid by PS Insurance Company - Hawaii, Ltd. ("PSIC"), a corporation owned by PS (described more fully in Note 5 to the Partnership's December 31, 2008 financial statements), totaling $34,000 for amounts earned in 2007. These additional access fees were paid in 2008 as a result of a change in PSIC's accounting estimates which determine such fees. Included in other income on our statements of income are access fees totaling $215,000 (which includes the $34,000 for amounts earned in 2007) and $104,000 for 2008 and 2007, respectively.

     Cost of operations,  including  management fees paid to an affiliate,  (see
Note 5 to the Partnership's December 31, 2008 financial statements) for 2008 was $1,983,000 compared to $1,994,000 for 2007, representing a decrease of $11,000 or 0.6%, as reductions in advertising and promotion, insurance and offices expenses, were mostly offset by increases in utilities, payroll, repairs and maintenance, property taxes and management fee expenses.

     Depreciation   expense  was  $142,000  and  $130,000  for  2008  and  2007, respectively, representing an increase of $12,000 or 9.2%. The increase in depreciation expense is primarily related to additional capital improvements on the buildings for the Partnership's self-storage facilities.

     Administrative expense was $98,000 and $86,000 in 2008 and 2007, respectively, representing an increase of $12,000, or 14.0%. This increase is attributable to legal fees totaling $13,000 incurred in 2008 related to a proposed property condemnation which is no longer under consideration.

     YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO YEAR ENDED DECEMBER 31, 2006:

     The Partnership's net income for 2007 was $5,314,000, as compared to $5,042,000 for 2006, representing an increase of $272,000 or 5.4%. Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $195,000 or 3.9% from $5,022,000 in 2006 to $5,217,000 in 2007.

     Rental income for 2007 was $7,341,000, as compared to $7,220,000 for 2006, representing an increase of $121,000 or 1.7%. The increase in rental income was a result of improvements in realized rent per square foot and in occupancies. Weighted average occupancy levels at the self-storage facilities were 90.3% and 90.5% for 2007 and 2006, respectively. Annual realized rent for 2007 increased to $15.79 per occupied square foot, as compared to $15.53 per occupied square foot for 2006.

     Other income was $183,000 for 2007, as compared to $151,000 for 2006, representing an increase of $32,000 or 21.2%. Included in other income on our statements of income are access fees paid by PSIC totaling $104,000 and $58,000 for 2007 and 2006, respectively.

     Cost of operations,  including  management fees paid to an affiliate,  (see
Note 5 to the Partnership's December 31, 2008 financial statements) for 2007 was $1,994,000 compared to $2,033,000 for 2006, representing a decrease of $39,000 or 1.9%. This decrease is primarily due to decreases in repairs and maintenance, and advertising and promotion expenses, partially offset by increases in utilities, office expense and management fees.

     Depreciation expense was $130,000 and $165,000 for 2007 and 2006, respectively, representing a decrease of $35,000 or 21.2%. The decrease in depreciation expense is primarily related to past capital improvements on the buildings for the Partnership's self-storage facilities becoming fully depreciated.

     Administrative expense was $86,000 and $131,000 in 2007 and 2006, respectively, representing a decrease of $45,000, or 34.4%. This decrease is primarily attributable to a cost of $32,000 for termination of a contract incurred in 2006, with the remaining decrease due to lower allocated expenses in 2007 compared to 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash generated from operations ($5,850,000 for the year ended December 31, 2008) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $247,000 in 2008, $113,000 in 2007 and $143,000 in 2006. Capital improvements are budgeted at $176,000 for 2009.

     The Partnership does not anticipate issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities. The Partnership may consider borrowing money with the intent of using the proceeds for distribution to partners. As the capital and credit markets are currently constrained and in flux, there can be no assurance that the Partnership would be able to access any such borrowings in order to do so, if such a course of action were otherwise deemed necessary.

     DISTRIBUTIONS

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $3,980,000 ($199.00 per unit) and
$1,380,000, respectively, for the year ended December 31, 2008. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     As of December 31, 2008, the Partnership had no outstanding debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 15(a).

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

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

     As of December 31, 2008, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, Public Storage's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2008.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Public Storage's Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     This annual report does not include an audit report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to audit by the Partnership's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management's report in this annual report.

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


ITEM 9B. OTHER INFORMATION
         -----------------

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
         ------------------------------------------------------

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

     The names of all trustees and executive officers of PS, the offices held by each of them with PS, and their ages and business experience during the past five years are as follows:

      Name                             Positions with PS
--------------------------    -----------------------------------------------
B. Wayne Hughes                Chairman of the Board
Ronald L. Havner, Jr.          Chief Executive Officer, Vice Chairman of the
                               Board and President
John Reyes                     Senior Vice President and Chief Financial Officer
Brian J. Fields                Senior Vice President and Chief Legal Officer
Mark C. Good                   Senior Vice President and Chief Operating Officer
David F. Doll                  Senior Vice President and President, Real Estate
                               Group
Candace N. Krol                Senior Vice President of Human Resources
Dann V. Angeloff               Trustee
William C. Baker               Trustee
John T. Evans                  Trustee
Tamara Hughes Gustavson        Trustee
Uri P. Harkham                 Trustee
B. Wayne Hughes, Jr.           Trustee
Harvey Lenkin                  Trustee
Gary E. Pruitt                 Trustee
Daniel C. Staton               Trustee

     The following is a biographical summary of the current executive officers of PS:

     Ronald L. Havner, Jr., age 51, has been the Vice-Chairman, Chief Executive Officer and a member of the Board of Public Storage since November 2002 and President since July 1, 2005. Mr. Havner joined Public Storage in 1986 and held a variety of senior management positions until his appointment as Vice-Chairman and Chief Executive Officer in 2002. Mr. Havner has been Chairman of Public Storage's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT). He is also a director of Business Machine Security, Inc., General Finance Corporation and a member of the NYU REIT Center Board of Advisors.

     John Reyes, age 48, a certified public accountant, joined Public Storage in 1990 and was Controller of Public Storage from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of Public Storage in November 1995 and a Senior Vice President of Public Storage in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Brian J. Fields, age 46, became Senior Vice President and Chief Legal Officer of Public Storage on April 1, 2008. From 1997 until joining Public
Storage, Mr. Fields was employed by WellPoint, Inc., the largest health insurance company in the United States. At WellPoint, Mr. Fields held a variety of legal management positions, serving most recently as Vice President, Deputy General Counsel.

     Mark C. Good, age 52, became Senior Vice President and Chief Operating Officer of Public Storage on September 8, 2008. Before joining Public Storage, Mr. Good was with Sears Holdings Corporation since 1997, where he was Executive Vice President and General Manager of Sears Home Services, the nation's largest home appliance repair and home improvement services organization with annual revenues of approximately $3 billion. Mr. Good also served as a director of Sears Canada, Inc.

     David F. Doll, age 50, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, repackagings, and capital improvements. Before joining Public Storage, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

     Candace N. Krol, age 47, became Senior Vice President of Human Resources in September 2005. From 1985 until joining Public Storage, Ms. Krol was employed by Parsons Corporation, a global engineering and construction firm, where she served in various management positions, most recently as Vice President of Human Resources for the Infrastructure and Technology global business unit.

     The following is a biographical  summary of the current outside Trustees of
PS:

     B. Wayne Hughes, age 75, has been a member of the Board of PS since its organization in 1980. Mr. Hughes was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole
Chief Executive Officer. Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board. Mr. Hughes is currently a private investor and operates a horse farm in Kentucky. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., and Tamara Hughes Gustavson, who are also members of the PS Board.

     Dann V. Angeloff, age 73, Chairman of the Nominating/Corporate Governance Committee and a member of the Audit Committee, has been a member of the Board of PS since its organization in 1980. Mr. Angeloff has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is currently the general partner and owner of a 20% interest in a limited partnership that in 1974 purchased a self-storage facility operated by PS. He is a director of Bjurman, Barry Fund, Inc., Electronic Recyclers International, Nicholas/Applegate Fund, Retirement Capital Group and SoftBrands, Inc.

     William C. Baker, age 75, a member of the Nominating/Corporate Governance Committee, joined the PS Board in November 1991. Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until August 2005. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies, which then operated the Santa Anita Racetrack. From April 1993 through May 1995, he was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, Mr. Baker was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, Mr. Baker was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. He is a director of California Pizza Kitchen and Javo Beverage Company, a supplier of coffee, tea and other beverage mixes.

     John T. Evans, age 70, member of the Nominating/Corporate Governance Committee and the Compensation Committee, became a member of the PS Board in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Vice-Chairman of Toronto East General Hospital. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

     Tamara Hughes Gustavson, age 47, became a member of the PS Board in November 2008. She was employed by PS from 1978 to 2003, serving most recently as Vice President, Administration. She also serves on the Board of Directors of the USC-CHLA Institute for Pediatric Clinical research. Ms Gustavson is the daughter of B. Wayne Hughes, Chairman of the Board, and the sister of B. Wayne. Hughes, Jr., also a Trustee.

     Uri P. Harkham, age 60, a member of the Compensation Committee, became a trustee of the PS Board in March 1993. Mr. Harkham has been the President and Chief Executive Officer of Harkham Industries, which specializes in designing, manufacturing and marketing women's clothing under its four labels, Harkham, Hype, Jonathan Martin and Johnny Martin, since its organization in 1974. Since 1978, Mr. Harkham has been the Chief Executive Officer of Harkham Family Enterprises, a real estate firm specializing in buying and rebuilding retail and mixed use real estate throughout Southern California.

     B. Wayne Hughes, Jr., age 49, became a trustee of the PS Board in January 1998. He was employed by PS from 1989 to 2002, serving as Vice President - Acquisitions of the Company from 1992 to 2002. Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC and its affiliates, companies engaged in the acquisition and operation of commercial properties in California. He is the son of B. Wayne Hughes, Chairman of the Board, and the brother of Tamara Hughes Gustavson, also a Trustee.

     Harvey Lenkin, age 72, became a trustee of the PS Board in 1991. Mr. Lenkin retired as President and Chief Operating Officer of PS in 2005, and was a consultant for PS until July 1, 2006. Mr. Lenkin was employed by PS or its predecessor for 27 years. He has been a director of PS' affiliate, PS Business Parks, Inc., since March 1998 and was President of PS Business Parks, Inc. from 1990 until March 1998. He is also a director of Paladin Realty Income Properties I, Inc. and a director of Huntington Hospital, Pasadena, California and serves on the Board of the Ronald McDonald House Charity of Southern California.

     Gary E. Pruitt, age 58, Chairman of the Audit Committee and a member of the Compensation Committee, became a trustee of the PS Board in August 2006 in connection with the merger of Shurgard Storage Centers, Inc. with PS. Mr. Pruitt was previously a director of Shurgard. He is the Chairman and Chief Executive Officer of Univar N.V., a chemical distribution company based in Bellevue, Washington with distribution centers in the United States, Canada and Europe. Mr. Pruitt joined Univar in 1978 and held a variety of senior management positions until his appointment as Chairman and Chief Executive Officer in 2002.

     Daniel C. Staton, age 56, Chairman of the Compensation Committee and a member of the Audit Committee, became a member of the PS Board in March 1999 in connection with the merger of Storage Trust Realty with the Company. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999. He is Chairman of Staton Capital, an investment and venture capital company and the Co-Chief Executive Officer of FriendFinder Networks, Inc. (formerly PMGI), a print and electronic media company and Chief Executive
Officer of Enterprise Acquisition Corp. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999.

     Each Trustee of PS serves until he or she resigns or is removed from office by PS, and may resign or be removed from office at any time with or without cause. Each officer of PS serves until he or she resigns or is removed by the Board of Trustees of PS. Any such officer may resign or be removed from office at any time with or without cause.

     There  have  been  no  events  under  any   bankruptcy   act,  no  criminal
proceedings, and no judgments or injunctions material to the evaluation of the ability of any trustee or executive officer of PS during the past five years.

     The members of the PS Audit Committee of the Board are: Gary E. Pruitt (Chairman), Dann V. Angeloff and Daniel C. Staton. The Board of PS has determined that Audit Committee members, Gary E. Pruitt and Daniel C. Staton, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The Board has further determined that Messrs. Pruitt, Angeloff and Staton are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     The financial records of the Partnership are maintained and prepared by employees of PS. The Board of Trustees of PS has adopted a code of ethics for its senior financial officers. The Code of Ethics applies to those persons serving as PS' principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics may be found on the PS website at www.publicstorage.com/Corporateinformation/CorpGovernance.apsx and
              --------------------------------------------------------------
available in print by written request from the Secretary of PS at 701 Western Ave., Glendale, CA 91201-2349.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          ----------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

(a) At March 25, 2009, the following beneficially owned more than 5% of the Units:

           Title          Name and Address              Beneficial      Percent
         of Class         of Beneficial Owner           Ownership      of Class
   --------------------   ---------------------------   -------------- ---------
   Units of Limited       Public Storage                6,274 Units (1)  31.4%
   Partnership Interest   701 Western Ave.
                          Glendale, California 91201

   Units of Limited       H-G Family Corporation, PS    6,196 Units (2)  31.0%
   Partnership Interest   Orangeco Partnerships, Inc.
                          701 Western Ave.
                          Glendale, California 91201

       1) Includes (i) 6,169 Units owned by PS as to which PS has sole voting and dispositive power, (ii) 80 Units which, on January 1, 2009, PS exercised its option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes and (iii) 25 Units which on January 1, 2009, PS exercised its option to acquire from H-G Family Corporation, a corporation of which Hughes' children are shareholders.

       2) Includes (i) 6,000 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power and (ii) 196 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PS owns 46% and members of PS's management and related individuals own approximately 6%.

(b)  The Partnership has no officers and directors.

     The General Partners (or their predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution (approximately $80,808 was contributed by PS and $20,202 was contributed by Mr. Hughes). In 1995, Mr. Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Mr. Hughes. In 2002, BWH Marina Corporation II sold its interest to H-G Family Corporation. As such, Mr. Hughes continues to act as a general partner but receives no direct compensation or other consideration from the Partnership. Information regarding ownership of Units by PS and Hughes, the General Partners, is set forth under section (a) above. The trustees and executive officers of PS (including Hughes), as a group (16 persons), beneficially own an aggregate of 6,214 Units, representing 31.1% of the Units (including the 6,000 Units owned by H-G Family Corporation and the 196 Units owned by PS Orangeco Partnerships, Inc.).

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE
         --------------------------------------------------------------------

     The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1985, the partners received cumulative distributions equal to their capital contributions. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"), and BWH Marinas sold its interests to H-G Family Corporation in 2002. In addition to their distribution rights with respect to their general partner's interests, PS and H-G Family Corporation own 6,169 and 6,025 Limited Partner Units, respectively. During 2008, PS and H-G Family Corporation received approximately $1,104,000 and $276,000, respectively, in distributions related to their general partner's ownership interests. As described above, the General Partners also hold Limited Partnership Units. Through these holdings, PS and the Hughes Family received $1,267,000 and $1,223,000, respectively, of cash distributions during 2008.

     The Partnership has a management agreement (the "Management Agreement") with PS (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PS a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. For as long as the Management Agreement is in effect, PS has granted the Partnership a non-exclusive license to use two PS service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS. During 2008, 2007 and 2006, the Partnership paid fees of $457,000, $440,000 and $433,000, respectively, to PS pursuant to the Management Agreement.

     In addition, the Partnership combines its insurance purchasing power with PS through captive insurance entities controlled by PS (see Note 5 to the Partnership's December 31, 2008 financial statements). These captive entities provide limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PS also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities' limitations. Premiums paid to the captive entities for the years ended December 31, 2008, 2007 and 2006 were $55,000, $49,000 and $54,000, respectively.

     The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations on the Partnership's statements of income, amounted to $737,000, $765,000 and $867,000 for the years ended December 31, 2008, 2007, and
2006, respectively.

     The Trustees of PS are identified in Item 10 on page 18 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     Fees billed to the Partnership by Ernst & Young LLP for 2008 and 2007, as are follows:

     Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $19,000 for each of the years ended December 31, 2008 and 2007.

     Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $13,000 for each of the years ended December 31, 2008 and 2007.

     Audit-Related Fees and Other Fees: During 2008 and 2007 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

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

(c)  Not applicable.
                                       23

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

31.1    Rule 13a - 14(a) Certification. Filed herewith.

31.2    Rule 13a - 14(a) Certification. Filed herewith.

32      Section 1350 Certifications. Filed herewith.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PUBLIC STORAGE PROPERTIES, LTD.
                                  a California Limited Partnership
Dated:  March 25, 2009            By:    Public Storage, General Partner

                                         By:    /s/ Ronald L. Havner, Jr.
                                                ------------------------------
                                                Ronald L. Havner, Jr., Vice
                                                Chairman of the Board, Chief
                                                Executive Officer and President
                                                of Public Storage, Corporate
                                                General Partner

                                  By: /s/ B. Wayne Hughes
                                      ----------------------------------------
                                      B. Wayne Hughes, General Partner and
                                      Chairman of the Board of Public Storage

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

                      Signature                                             Capacity                                   Date
---------------------------------------               ----------------------------------------------------        -----------------
                                                       Vice Chairman of the Board, Chief Executive
                                                       Officer and President of Public Storage, Corporate
/s/ Ronald L. Havner Jr.                               General Partner                                            March 25, 2009
---------------------------------------
Ronald L. Havner, Jr.

                                                       General Partner and Chairman of the Board of
/s/ B. Wayne Hughes                                    Public Storage                                             March 25, 2009
---------------------------------------
B. Wayne Hughes

                                                       Senior Vice President and Chief Financial Officer
                                                       of Public Storage (principal financial officer and
/s/ John Reyes                                         principal accounting officer)                              March 25, 2009
---------------------------------------
John Reyes

/s/ Dann V. Angeloff                                   Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Dann V. Angeloff

/s/ William Baker                                      Trustee of Public Storage                                  March 25, 2009
---------------------------------------
William C. Baker

/s/ John T. Evans                                      Trustee of Public Storage                                  March 25, 2009
---------------------------------------
John T. Evans

/s/ Tamara Hughes Gustavson                            Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Tamara Hughes Gustavson

/s/ Uri P. Harkham                                     Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Uri P. Harkham

/s/ B. Wayne Hughes, Jr.                               Trustee of Public Storage                                  March 25, 2009
---------------------------------------
B. Wayne Hughes, Jr.

/s/ Harvey Lenkin                                      Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Harvey Lenkin

/s/ Gary E. Pruitt                                     Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Gary E. Pruitt

/s/ Daniel C. Staton                                   Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Daniel C. Staton


                         PUBLIC STORAGE PROPERTIES, LTD.
                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))

                                                                      Page
                                                                   References

Report of Independent Registered Public Accounting Firm                 F-1

Balance sheets as of December 31, 2008 and 2007                         F-2

For each of the three years ended December 31, 2008, 2007 and 2006:

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

             Report of Independent Registered Public Accounting Firm




The Partners
Public Storage Properties, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties, Ltd. (the "Partnership") as of December 31, 2008 and 2007, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                              /s/ ERNST & YOUNG LLP




March 25, 2009
Los Angeles, California

                         PUBLIC STORAGE PROPERTIES, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 2008 AND 2007


                                                                December 31,           December 31,
                                                            ---------------------  --------------------
                                                                    2008                   2007

                                ASSETS
                                ------


Cash and cash equivalents                                      $       802,000        $       559,000
Rent and other receivables                                              60,000                 53,000

Real estate facilities, at cost:
     Buildings, land improvements and equipment                     10,125,000              9,878,000
     Land                                                            2,476,000              2,476,000
                                                               ----------------       ----------------
                                                                    12,601,000             12,354,000

     Less accumulated depreciation                                  (9,441,000)            (9,299,000)
                                                               ----------------       ----------------
                                                                     3,160,000              3,055,000

Other assets                                                            67,000                 78,000
                                                               ----------------       ----------------
Total assets                                                   $     4,089,000        $     3,745,000
                                                               ================       ================



                   LIABILITIES AND PARTNERS' EQUITY
                   --------------------------------

Accounts payable                                               $       136,000        $        88,000
Deferred revenue                                                       190,000                183,000
                                                               ----------------       ----------------
      Total liabilities                                                326,000                271,000

Commitments and contingencies (Note 8)

Partners' equity:
    Limited partners' equity, $500 per unit, 20,000 units
       authorized, issued and outstanding                            2,794,000              2,579,000
    General partners' equity                                           969,000                895,000
                                                               ----------------       ----------------
     Total partners' equity                                          3,763,000              3,474,000
                                                               ----------------       ----------------
Total liabilities and partners' equity                         $     4,089,000        $     3,745,000
                                                               ================       ================

                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006


                                                        2008              2007                2006
                                                  --------------      -------------      --------------
REVENUES:
Rental income                                     $    7,621,000      $   7,341,000      $   7,220,000
Other income                                             251,000            183,000            151,000
                                                  --------------      -------------      -------------
                                                       7,872,000          7,524,000          7,371,000
                                                  --------------      -------------      -------------
COSTS AND EXPENSES:

Cost of operations                                     1,526,000          1,554,000          1,600,000
Management fees paid to affiliate                        457,000            440,000            433,000
Depreciation                                             142,000            130,000            165,000
Administrative                                            98,000             86,000            131,000
                                                  --------------      -------------      -------------
                                                       2,223,000          2,210,000          2,329,000
                                                  --------------      -------------      -------------
NET INCOME                                        $    5,649,000      $   5,314,000      $   5,042,000
                                                  ==============      =============      =============

Limited partners' share of net income             $    4,266,000      $   3,701,000      $   3,751,000
General partners' share of net income                  1,383,000          1,613,000          1,291,000
                                                  --------------      -------------      -------------
                                                  $    5,649,000      $   5,314,000      $   5,042,000
                                                  ==============      =============      =============

Limited partners' share of net income per unit    $       213.30      $      185.05      $      187.55
    (20,000 units outstanding)                    ==============      =============      =============


                            See accompanying notes.
                                       F-3

                         PUBLIC STORAGE PROPERTIES, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006




                                                                                              Total Partners'
                                                   Limited Partners     General Partners           Equity
                                                   ----------------     ----------------     ----------------

Balance at December 31, 2005                       $      3,290,000     $      1,141,000     $      4,431,000

Net income                                                3,751,000            1,291,000            5,042,000

Cash distributions                                       (3,720,000)          (1,290,000)          (5,010,000)

Equity transfer                                              (7,000)               7,000                    -
                                                   ----------------     ----------------     ----------------
Balance at December 31, 2006                              3,314,000            1,149,000            4,463,000

Net income                                                3,701,000            1,613,000            5,314,000

Cash distributions                                       (4,680,000)          (1,623,000)          (6,303,000)

Equity transfer                                             244,000             (244,000)                   -
                                                   ----------------     ----------------     ----------------
Balance at December 31, 2007                              2,579,000              895,000            3,474,000

Net income                                                4,266,000            1,383,000            5,649,000

Cash distributions                                       (3,980,000)          (1,380,000)          (5,360,000)

Equity transfer                                             (71,000)              71,000                    -
                                                   ----------------     ----------------     ----------------
Balance at December 31, 2008                       $      2,794,000     $        969,000     $      3,763,000
                                                   ================     ================     ================



                            See accompanying notes.
                                       F-4

                         PUBLIC STORAGE PROPERTIES, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006


                                                                           2008              2007              2006
                                                                      --------------    --------------    --------------
Cash flows from operating activities:

     Net income                                                       $    5,649,000    $    5,314,000    $    5,042,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                        142,000           130,000           165,000
         (Increase) decrease in rent and other receivables                    (7,000)           20,000            (4,000)
         Decrease (increase) in other assets                                  11,000            14,000           (21,000)
         Increase (decrease) in accounts payable                              48,000           (10,000)           10,000
         Increase (decrease) in deferred revenue                               7,000            24,000            (4,000)
                                                                      ---------------   ---------------   ---------------
         Total adjustments                                                   201,000           178,000           146,000
                                                                      ---------------   ---------------   ---------------
         Net cash provided by operating activities                         5,850,000         5,492,000         5,188,000
                                                                      ---------------   ---------------   ---------------
Cash flows from investing activities:

     Additions to real estate facilities                                    (247,000)         (113,000)         (143,000)
                                                                      ---------------   ---------------   ---------------
         Net cash used in investing activities                              (247,000)         (113,000)         (143,000)
                                                                      ---------------   ---------------   ---------------
Cash flows from financing activities:

    Distributions paid to partners                                        (5,360,000)       (6,303,000)       (5,010,000)
                                                                      ---------------   ---------------   ---------------
         Net cash used in financing activities                            (5,360,000)       (6,303,000)       (5,010,000)
                                                                      ---------------   ---------------   ---------------
Net increase (decrease) in cash and cash equivalents                         243,000          (924,000)           35,000

Cash and cash equivalents at the beginning of the year                       559,000         1,483,000         1,448,000
                                                                      ---------------   ---------------   ---------------
Cash and cash equivalents at the end of the year                      $      802,000    $      559,000    $    1,483,000
                                                                      ===============   ===============   ===============

                            See accompanying notes.

                         PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008




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

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

     Real Estate Facilities and Evaluation of Asset Impairment:
     ----------------------------------------------------------

          Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At December 31, 2008, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development costs of such buildings are fully depreciated at December 31, 2008.

          We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the related carrying value, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at December 31, 2008.

          Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

     Accounting for Casualty Losses:
     -------------------------------

          Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied.

     Deferred Revenue:
     -----------------

          Deferred revenue totaling $190,000 at December 31, 2008 ($183,000 at December 31, 2007), consists of prepaid rents, which are recognized when earned.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

     Income Taxes:
     -------------

          Public Storage Properties, Ltd. is treated as a partnership for federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly, no federal income tax expense is recorded by the Partnership.

     Recent Accounting Pronouncements and Guidance:
     ----------------------------------------------

          As of March 25, 2009, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2008, that would have a material impact upon reporting the operations or financial position of the Partnership.

     Segment Reporting:
     ------------------

          The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.   CASH DISTRIBUTIONS

          The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly.
     During 2008, we paid distributions to the limited and general partners totaling $3,980,000 ($199.00 per unit) and $1,380,000, respectively. During 2007, we paid distributions to the limited and general partners totaling $4,680,000 ($234.00 per unit) and $1,623,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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

5.   RELATED PARTY TRANSACTIONS

     Management Agreement and Shared Expenses with PS
     ------------------------------------------------

          The Partnership has a management agreement (the "Management Agreement") with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For 2008, 2007 and 2006, the Partnership paid PS $457,000, $440,000 and $433,000, respectively, under this Management Agreement.

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

          The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

          The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations in our accompanying statements of income, amounted to $737,000, $765,000 and $867,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

     Ownership Interest by the General Partners
     ------------------------------------------

          PS owns 6,169 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

          Hughes and members of his family (the "Hughes Family") own 6,105 Units. Hughes owns 6,025 Units, as to which Hughes has sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owns 80 Units as to which Tamara Hughes Gustavson has sole voting and dispositive power. PS has an option to acquire 25 of the Units held by Hughes and the 80 Units held by Tamara Hughes Gustavson. On January 1, 2009, PS exercised its option to acquire these Units for a cost of approximately $20,000.

          In addition, there are 196 Units owned by PS Orangeco Partnerships, Inc., a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS management and related individuals own approximately 6%.

     Captive Insurance Activities with PS
     ------------------------------------

          The  Partnership  has a 0.9%  ownership  interest  in  STOR-Re  Mutual
     Insurance  Corporation  ("STOR-Re"),   which  was  formed  in  1994  as  an
     association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method, and has received no distributions during the three years ended December 31, 2008.

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

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

          The  following  table  sets  forth  certain   condensed   consolidated
     financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):

                                                          2008        2007
                                                     ------------  ----------
                                                        (Amount in thousands)
    For the year ended December 31,
    -------------------------------
    Net investment income.........................   $    675      $    871
    Loss and loss adjustment expense..............       (500)          855
    Other expenses................................       (258)         (248)
                                                     ---------     ---------
       Net income (loss)..........................   $    (83)     $  1,478
                                                     =========     =========


    At December 31,
    ---------------
    Total assets (primarily cash and other
       investments)...............................   $  20,162     $  21,732
    Liabilities for losses and loss adjustment
       expenses...................................       4,946         6,917
    Other liabilities.............................         725           764
    Member's surplus..............................      14,491        14,051


          Premiums paid to the Captive Entities for the years ended December 31, 2008, 2007 and 2006 were $55,000, $49,000 and $54,000, respectively.

     Other Activities with PS
     ------------------------

          PS Insurance Company - Hawaii, Ltd. ("PSIC"), a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS' storage facilities. PSIC receives the premiums and bears the risks associated with the re-insurance. The Partnership receives a fee (an "Access Fee") from PSIC in return for providing tenant listings. This Access Fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these Access Fees are $215,000, $104,000 and $58,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Included in other income for 2008 are additional Access Fees paid by PSIC totaling $34,000 for amounts earned in 2007. These additional access fees were paid in 2008 as a result of a change in PSIC's accounting estimates which determine such fees.

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

          Taxable net income (unaudited) was $5,516,000, $5,339,000 and $5,030,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation and capitalization methodologies.

                        PUBLIC STORAGE PROPERTIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

7.   SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      Three Months Ended
                                         ------------------------------------------------------------------------------
                                         March 31, 2008      June 30, 2008      September 30, 2008    December 31, 2008
                                         --------------      --------------     ------------------    ------------------
Rental Income                            $    1,872,000      $    1,905,000       $     1,928,000       $     1,916,000
Cost of Operations (including
  management fees and depreciation)      $      527,000      $      567,000       $       523,000       $       508,000
Net Income                               $    1,376,000      $    1,340,000       $     1,499,000       $     1,434,000
Net Income Per Limited Partner Unit      $        53.45      $        51.00       $         57.50       $         51.35
Cash Distributions                       $    1,185,000      $    1,239,000       $     1,347,000       $     1,589,000


                                                                      Three Months Ended
                                         ------------------------------------------------------------------------------
                                         March 31, 2007      June 30, 2007      September 30, 2007    December 31, 2007
                                         --------------      --------------     ------------------    ------------------
Rental Income                            $    1,801,000      $    1,810,000       $     1,875,000       $     1,855,000
Cost of Operations (including
  management fees and depreciation)      $      533,000      $      539,000       $       518,000       $       534,000
Net Income                               $    1,280,000      $    1,280,000       $     1,375,000       $     1,379,000
Net Income Per Limited Partner Unit      $        49.00      $        35.70       $         50.10       $         50.25
Cash Distributions                       $    1,158,000      $    2,236,000       $     1,454,000       $     1,455,000


8.   COMMITMENTS AND CONTINGENCIES

     Brinkley v. Public  Storage,  Inc.  (filed April 2005)  (Superior  Court of
     ---------------------------------------------------------------------------
     California - Los Angeles County)
     --------------------------------

          The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted PS' summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. On October 28, 2008, the Court of Appeals sustained the trial court's ruling. The plaintiff filed a petition for review with the California Supreme Court, which was granted but further action in this matter was deferred pending consideration and disposition of a related issue in Brinker Restaurant Corp. v. Superior Court which is currently pending before the California Supreme Court.

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

                         PUBLIC STORAGE PROPERTIES, LTD.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                             Gross Carrying Amount
                            Initial Cost                                      at December 31, 2008
                     ------------------------                         ------------------------------------
                                    Buildings     Costs Subsequent                Buildings
                                        &         to Construction                     &                      Accumulated     Date
        Description      Land       Equipment     (Improvements)        Land      Equipment       Total      Depreciation  Completed
-------------------   ----------   ----------    -----------------    ---------  -----------    -----------  ------------  ---------
CALIFORNIA

Pasadena                $327,000      $515,000          $330,000       $327,000     $845,000    $1,172,000      $796,000    08/78
Whittier - El Monte      166,000       763,000           410,000        134,000    1,205,000     1,339,000     1,179,000    07/78
Fremont                  112,000       741,000           528,000        112,000    1,269,000     1,381,000     1,122,000    11/78
Milpitas                 198,000       649,000           396,000        195,000    1,048,000     1,243,000       906,000    11/78
Wilmington               815,000     1,336,000           740,000        815,000    2,076,000     2,891,000     1,981,000    08/78
Sun Valley               329,000       611,000           359,000        329,000      970,000     1,299,000       940,000    10/78
Corona                   155,000       757,000           366,000        155,000    1,123,000     1,278,000     1,050,000    12/78
Norco                     95,000       456,000           242,000         95,000      698,000       793,000       627,000    12/78
North Hollywood          314,000       553,000           338,000        314,000      891,000     1,205,000       840,000    12/79
                      ----------    ----------        ----------     ----------  -----------   -----------    ----------
                      $2,511,000    $6,381,000        $3,709,000     $2,476,000  $10,125,000   $12,601,000    $9,441,000
                      ==========    ==========        ==========     ==========  ===========   ===========    ==========

    Note:  Buildings are depreciated over a useful life of 25 years.

                         PUBLIC STORAGE PROPERTIES, LTD.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   (CONTINUED)


         Reconciliation of Real Estate Cost and Accumulated Depreciation


                               COST RECONCILIATION

                                                2008             2007
                                           -------------    -------------
Balance at the beginning of the year       $  12,354,000    $  12,241,000

Additions during the year: Improvements          247,000          113,000
                                           -------------    -------------
Balance at the end of the year             $  12,601,000    $  12,354,000
                                           =============    =============

                          ACCUMULATED DEPRECNCILIATION

                                                2008             2007
                                           -------------    -------------
Balance at the beginning of the year       $   9,299,000    $   9,169,000

Depreciation expense                             142,000          130,000
                                           -------------    -------------
Balance at the end of the year             $   9,441,000    $   9,299,000
                                           =============    =============

(a) The aggregate depreciable cost prior to depreciation of real estate (excluding land) for federal income tax purposes is $9,561,000 (unaudited).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DATED: March 25, 2009

                                      PUBLIC STORAGE PROPERTIES, LTD.

                                      BY:  Public Storage
                                           General Partner

                                           BY:   /s/ John Reyes
                                                 --------------
                                                 John Reyes
                                                 Senior Vice President and
                                                 Chief Financial Officer

EXHIBIT NO.                      Exhibit Index
-----------  ------------------------------------------------------------------


31.1         Rule 13a - 14(a) Certification. Filed herewith.

31.2         Rule 13a - 14(a) Certification. Filed herewith.

32           Section 1350 Certifications. Filed herewith.