Form 10-Q/A
period 2009-11-24
PUBLIC STORAGE PROPERTIES LTD
filed 2009-11-24
CIK 202953

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Public Storage Properties, Ltd. (the “Partnership”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, previously filed with the Securities and Exchange Commission on November 13, 2009 (the “Original Filing”).  This Amendment is being filed solely to include portions of the certifications of the Principal Executive Officer and Principal Financial and Accounting Officer, revised as required pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing.

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