Form 10-K
period 2009-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 2010-03-26
CIK 202953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

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

Yes [ ]	No [ ]

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2009:

Limited Partner Units, $500.00 Par Value - $17,954,000 (computed on the basis of $2,390.00 per unit which was the highest reported sale price prior to the quarter ended June 30, 2009).

The number of units outstanding of the registrant's classes of common equity as of March 25, 2010:

Units of Limited Partnership Interest, $500.00 Par Value – 20,000 units

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1.                      Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects,"   "believes,"   "anticipates,"  "plans," "would," "should," "may," "estimates" and similar expressions.  These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties, Ltd.’s (the “Partnership”) actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.  We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.  Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.  Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (“SEC”).

General

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

The Partnership has reported annually to the SEC on Form 10-K which includes financial statements certified by its independent registered public accounting firm.  The Partnership has also reported quarterly to the SEC on Form 10-Q, which includes unaudited financial statements with such filings.  The Partnership expects to continue such reporting.  Upon written request, the Partnership will mail a copy of its Annual Report on Form 10-K to the limited partners.

The public may read and copy any materials this Partnership files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The Partnership does not maintain a website.  However, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Partnership, that file electronically with the SEC at http://www.sec.gov.

In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership’s self-storage facilities operator), Public Storage, Inc. (which was one of the Partnership’s general partners) and their affiliates (collectively, “PSMI”), culminating in the November 16, 1995 merger (the “PSMI Merger”) of PSMI into Storage Equities, Inc., a real estate investment trust (“REIT”) organized as a California corporation.  In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and acquired substantially all of PSMI’s United States (“U.S.”) real estate operations and became a co-general partner of the Partnership and the operator of the Partnership’s self-storage facilities.  Effective June 1, 2007, Public Storage, Inc. was reorganized into Public Storage (“PS”), a Maryland real estate investment trust.

The Partnership's general partners are PS and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners").  Hughes has been a general partner of the Partnership since its inception.  Hughes is chairman of the board of PS, and was its chief executive officer through November 7, 2002.  Hughes and members of his family (the “Hughes Family”) own approximately 17.3% of the outstanding common shares of PS at March 16, 2010.  PS, Hughes, and affiliates also own limited partnership interests, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and trustees of PS.  The limited partners of the Partnership have no right to participate in the operation or conduct of the Partnership’s business and affairs.

The term of the Partnership is until all properties have been sold and, in any event, not later than December 31, 2035.

The Impact of Current Economic Factors

The recessionary trends experienced in 2008 and 2009, including the contraction in economic activity and elevation in unemployment rates experienced in California and the U.S., have had a negative impact upon the Partnership’s business.

Operationally, the Partnership’s occupancies and rental rates have come under pressure as demand for self-storage space has softened.  The Partnership, through its management agreement with PS (the “Management Agreement”), has responded by reducing rental rates, increasing promotional discounts, and increasing its marketing activities to stimulate additional demand for our storage space.

Investment Objectives and Policies

The Partnership’s investment objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, and (iii) provide for cash distributions from operations.

Following are the Partnership’s investment practices and policies.  The Partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds.  While a vote of the limited partners is generally required to change the Partnership’s investment policies, the general partners hold a majority of the limited partnership units, and as a result, the General Partners could change these policies through their vote.

●
Our investments consist of nine self-storage facilities located in the U.S.  See “Self-Storage Facilities” below and Item 2 “Properties” for further information.  These investments were acquired both for income and capital gains.

●	There is no limitation on the amount or percentage of assets, which can be invested in any specific person.

The Partnership does not anticipate issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities.  The Partnership may consider borrowing money with the intent of using the proceeds for distribution to partners.  There can be no assurance that the Partnership would be able to access any such borrowings at rates of interest the Partnership found attractive in order to do so, if such a course of action were otherwise deemed necessary.

Self-Storage Facilities

Self-storage facilities are designed to offer accessible storage space for personal and business use at a relatively low cost.  A user rents a fully enclosed space, securing the space with their own lock, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours.  On-site operation is the responsibility of property managers who are supervised by district managers.  Some self-storage facilities also include rentable uncovered parking areas for vehicle storage.  Storage facility spaces are rented on a month-to-month basis.  Rental rates vary according to the location of the property, the size of the storage space, and other characteristics that affect the relative attractiveness of each particular space, such as whether the space has drive-up access or its proximity to elevators.

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

Operating Strategies

The Partnership’s self-storage facilities are operated by PS under the “Public Storage” brand name, which the Partnership believes is the most recognized name in the self-storage industry.  The major elements of the Partnership’s operating strategies are as follows:

●
Capitalize on recognition of the “Public Storage” name.  PS has more than 30 years of operating experience in the self-storage business.  PS has informed the Partnership that it is the largest self-storage facility operator in the U.S. in terms of both number of facilities and rentable space operated.  PS believes that its marketing and advertising programs improve its competitive position in the market.  The PS in-house yellow pages staff designs and places advertisements in directories in virtually all markets in which it operates.  Customers calling either the PS toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to the PS national telephone reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PS and its subsidiaries.  The national telephone reservation system supports rental activity at all of the U.S. facilities operated by PS.  PS also provides customers the opportunity to review space availability and make reservations online through the PS website, www.publicstorage.com.

●
Maintain high occupancy levels and increase annual realized rents.  Subject to market conditions, the Partnership generally seeks to maximize revenues through the appropriate balance between occupancy, rental rates, and promotional discounting.  Average occupancy for the Partnership’s self-storage facilities was 90.6% in 2009 and 91.5% in 2008.  Annual realized rents per occupied square foot decreased from $16.15 in 2008 to $15.63 in 2009.

●
Systems and controls.  PS has an organizational structure and a property operation system which links its corporate office with each of its self-storage facilities.  This enables PS to obtain daily information from each facility and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies, and to identify changing market conditions and operating trends as well as analyze customer data, and quickly change properties’ pricing and promotional mix on an automated basis.  Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department. PS also has an extensive internal audit program designed to ensure adherence to specified policies and procedures, and thereby ensure proper handling of cash collections.

●
Professional property operations.  There are approximately 4,900 persons who render services for the Public Storage system in the U.S., primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PS and other owners of properties operated by PS.

Property Operator

The Partnership’s self-storage facilities are managed by PS pursuant to the Management Agreement.

Under the supervision of the Partnership, PS coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity and the selection and engagement of all vendors, suppliers and independent contractors.

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

In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PS attempts to achieve economies-of-scale by combining the resources of the various facilities that it operates.  Facilities operated by PS have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

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

Under the supervision of the Partnership, PS seeks to increase the cash flow generated by the Partnership’s facilities by: a) regularly evaluating call volume, reservation activity, and move-in/move-out rates for each property relative to marketing activities, b) evaluating market supply and demand factors, and based upon these analyses, adjusting the marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting, and d) controlling expense levels.

Under the Management Agreement, the Partnership pays PS a flat fee of 6% of the gross revenues of the self-storage facilities operated for the Partnership.  For as long as the Management Agreement between the Partnership and PS is in effect, PS has granted the Partnership a non-exclusive license to use two PS service marks and related designs including the "Public Storage" name in conjunction with rental and operation of facilities managed pursuant to the Management Agreement.  Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs.  The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership’s business.

The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

Competition

Self-storage facilities generally draw customers from residents within a three to five mile radius.  Many of the Partnership’s facilities operate within three to five miles of well-located and well-managed competitors (including those facilities owned by PS) that seek the same group of customers through many of the same marketing channels that PS uses in managing our facilities, including yellow page advertising, Internet advertising, as well as signage and banners.  As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.  Any increase in availability of funds for investment in real estate may accelerate competition.  The Partnership believes that the significant operating and financial experience of PS, and the “Public Storage” brand name recognition should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities

PS owns a corporation that reinsures policies issued to the Partnership’s tenants against lost or damaged goods stored by tenants in the Partnership’s self-storage facilities.  We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction.  This corporation receives the premiums and bears the risks associated with the reinsurance.  The Partnership receives a fee (an “Access Fee”) from this corporation in return for providing tenant listings.  This Access Fee is based on the number of spaces the Partnership has to rent.

A subsidiary of PS sells locks and boxes to the general public and tenants associated with securing their spaces and storing and moving their goods.  The subsidiary of PS receives the revenues and bears the cost of the activities.  We believe these activities, along with availability of insurance as noted above, supplement and strengthen the Partnership’s existing self-storage business by further meeting the needs of storage customers.

Federal Income Tax

Public Storage Properties, Ltd. is treated as a partnership for federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement.  Accordingly, no federal income tax expense is recorded by the Partnership.

Employees

The Partnership has no direct employees.  There are approximately 28 persons who render services on behalf of the Partnership.  These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel.  Some employees may be employed on a part-time basis and may be employed by other persons, partnerships or other entities owning facilities operated by PS.

Seasonality

The Partnership experiences minor seasonal fluctuations in the occupancy levels of its self-storage facilities with occupancies higher in the summer months than in the winter months.  The Partnership believes that these fluctuations result in part from increased moving activity during the summer months.

ITEM 1A.                      Risk Factors

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

The value of our investments may be reduced by general risks of real estate ownership.  Since we derive substantially all of our income from real estate operations, we are subject to the general risks of acquiring and owning real estate-related assets, including:

●	lack of demand for rental spaces or units in a locale;

●	changes in general economic or local conditions;

●	natural disasters, such as earthquakes and floods; which could exceed the aggregate limits of our insurance coverage;

●	potential terrorist attacks;

●	changes in supply of or demand for similar or competing facilities in an area;

●	the impact of environmental protection laws;

●
changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a nonstrategic property difficult or unattractive including the impact of the current turmoil in the credit markets;

●	increases in insurance premiums, property tax assessments and other operating and maintenance expenses;

●	adverse changes in tax, real estate and zoning laws and regulations; and

●	tenant and employment-related claims.

In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers.  This results in a higher risk of losses that are not covered by third-party insurance contracts.

There is significant competition among self-storage facilities and from other storage alternatives.  All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2009.  Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties.  Any increase in availability of funds for investment in real estate may accelerate competition.  Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

We may incur significant environmental costs and liabilities.  As an owner and operator of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties.  Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property.  The presence of these substances, or the failure to properly remediate any resulting contamination, whether from environmental or microbial issues, also may adversely affect the owner’s or operator’s ability to sell, lease or operate its property or to borrow using its property as collateral.

We have conducted preliminary environmental assessments on the Partnership’s properties to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties.  These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity.  In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities.  In this regard, some of our facilities are or may be the subject of federal or state environmental investigations or remedial actions.  Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operations.

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

Property taxes can increase and cause a decline in yields on investments.  Each of our properties is subject to real property taxes.  These property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities.  Our properties are located in California and we believe that they are assessed at levels that are significantly below current fair values, due to longstanding laws that generally limit assessment increases if there is no change in ownership or new construction.  Recent shortfalls in tax revenues of local governments may cause pressure to increase tax rates, assessment levels, or eliminate the longstanding limits on assessment increases and limits on tax rates.  In addition, changes in ownership, either direct or indirect (such as by transfers of partnership interests), could trigger a California reassessment.  Any such increases could adversely impact our profitability.

We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All our properties must comply with the Americans with Disabilities Act and with related regulations (the “ADA”).  The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities.  Various state laws impose similar requirements.  A failure to comply with the ADA or similar state laws could result in government imposed fines on us and could award damages to individuals affected by the failure.  In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations.  Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders.  Failure to comply with these requirements could also affect the marketability of our real estate facilities.

We incur liability from tenant and employment-related claims.  From time to time we must resolve tenant claims and employment-related claims by corporate level and field personnel.

Public Storage’s acquisitions or development of properties may subject the Partnership to additional risks.

Public Storage has historically been an acquirer and developer of real estate facilities, most recently acquiring 646 self-storage facilities located in the U.S. in 2006 with its acquisition of Shurgard Storage Centers.  Such acquisitions or newly developed facilities do not change the financial interests of the Partnership.  However, individual Partnership properties may experience a decrease in move-ins, reductions to rental rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long-term due to the competitive impact of Public Storage management of the newly acquired or developed facilities, particularly with respect to those facilities that are close to the Partnership’s facilities.

Global economic conditions could adversely affect our business, financial condition, growth and access to capital.

There continues to be global economic uncertainty, elevated levels of unemployment, reduced levels of economic activity, and it is uncertain as to when economic conditions will improve.  These negative economic conditions in the markets where we operate facilities, and other events or factors that adversely affect disposable income of the consumer, have and are likely to continue to adversely affect our business.

As a further result of the current global financial crisis, our ability to borrow at reasonable rates may be adversely affected by challenging credit markets conditions.  While we currently believe that we have sufficient working capital and cash flow from operations to continue to operate our business as usual, long-term continued turbulence in the credit markets and in the national economy may adversely affect our access to capital.

We have become increasingly dependent upon automated processes, telecommunications, and the Internet and are faced with system security risks.

We have become increasingly centralized and dependent upon automated information technology processes, and certain critical components of our operating systems are dependent upon third party providers.  As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted operations at our third party providers.  Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in our third party providers could negatively impact our operations.  In addition, a portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations.  Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.  Nearly half of our move-ins comes from sales channels dependent upon telecommunications (telephone or Internet).

We are subject to laws and governmental regulations and actions that affect our operating results and financial condition.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC and the Sarbanes-Oxley Act of 2002, as well as applicable labor laws.  Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements.

There can also be no assurance that, in response to current economic conditions or the current political environment or otherwise, laws and regulations will not be implemented or changed in ways that adversely affect our operating results and financial condition, such as current federal legislative proposals to expand health care coverage costs or facilitate union activity or otherwise increase operating costs.

Terrorist attacks and the possibility of wider armed conflict may have an adverse impact on our business and operating results and could decrease the value of our assets.

Terrorist attacks and other acts of violence or war could have a material adverse impact on our business and operating results.  There can be no assurance that there will not be further terrorist attacks against the U.S.  Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results.  Further, we may not have insurance coverage for losses caused by a terrorist attack.  Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall.  In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations.  Finally, further terrorist acts could cause the U.S. to enter into a wider armed conflict, which could further impact our business and operating results.

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

The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation (“STOR-Re”), which was formed in 1994 as an association captive insurance company, and is controlled by PS.  STOR-Re provided limited property and liability insurance coverage to the Partnership, PS, and affiliates of PS for losses occurring prior to April 1, 2004.  Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported.  Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership’s investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate.  Financial data with respect to STOR-Re is included in Note 5 to the Partnership’s December 31, 2009 financial statements.

Developments in California may have an adverse impact on our business and financial results.

The state of California and many local jurisdictions are facing severe budgetary problems and deficits.  Action that may be taken in response to these problems, such as increases in property taxes on commercial properties, changes to sales taxes, adoption of a proposed “Business Net Receipts Tax” or other governmental efforts to raise revenues could adversely impact our business and results of operations.  In addition, we could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

ITEM 1B.                      Unresolved Staff Comments

Not applicable.

ITEM 2.                      Properties

The following table sets forth information as of December 31, 2009 about properties owned by the Partnership:

Location	Size of Parcel	Net Rentable Area	Number of Spaces	Date of Purchase	Completion Date

California
Corona	2.82 acres	52,000 sq. ft.	465	June 29, 1978	Dec. 1978
Fremont	3.00 acres	53,000 sq. ft.	455	Mar. 21, 1978	Nov. 1978
Milpitas	3.40 acres	39,000 sq. ft.	419	May 8, 1978	Nov. 1978
Norco	1.66 acres	29,000 sq. ft.	258	July 19, 1978	Dec. 1978
North Hollywood	2.06 acres	38,000 sq. ft.	342	Mar. 17, 1978	Dec. 1979
Pasadena	1.84 acres	37,000 sq. ft.	386	Feb. 24, 1978	Aug. 1978
Sun Valley	2.72 acres	53,000 sq. ft.	477	May 30, 1978	Oct. 1978
Wilmington	6.32 acres	133,000 sq. ft.	1,087	Apr. 18, 1978	Aug. 1978
Whittier - El Monte	3.28 acres	58,000 sq. ft.	537	Nov. 29, 1977	July 1978

For the year ended December 31, 2009, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 90.6% and $15.63, respectively.

The Partnership does not have any agreements to buy or sell any real estate.  The Partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds.

As of December 31, 2009, none of the properties were encumbered by mortgage debt.

ITEM 3.                      Legal Proceedings

Brinkley v. Public Storage, Inc. (filed April 2005) (Superior Court of California – Los Angeles County)

The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws.  Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations.  The Court certified subclasses based only on alleged meal period and wage statement violations.  In June 2007, the Court granted PS’ summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims.  Plaintiff appealed.  The Court of Appeals sustained the dismissal.  The California Supreme Court granted review but deferred the matter pending disposition of a related issue in another case.

Other Items

PS and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above.  We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the Partnership’s operations or financial position.

PART II

ITEM 5.                      Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Exclusive of the General Partners' interest in the Partnership, as of December 31, 2009, there were approximately 587 unitholders of record.

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

Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.                      Selected Financial Data

	For the Year Ended December 31,
	2009	2008	2007	2006	2005

Revenues	$7,505,000	$7,872,000	$7,524,000	$7,371,000	$7,002,000

Depreciation	147,000	142,000	130,000	165,000	181,000

Net income	5,386,000	5,649,000	5,314,000	5,042,000	4,888,000

Limited partners' share	4,059,000	4,266,000	3,701,000	3,751,000	3,619,000

General partners' share	1,327,000	1,383,000	1,613,000	1,291,000	1,269,000

Limited Partners' Per Unit Data (1):
Net income	$202.95	$213.30	$185.05	$187.55	$180.95
Cash distributions	$191.00	$199.00	$234.00	$186.00	$183.00

Balance Sheet Data:

Cash and cash equivalents	$422,000	$802,000	$559,000	$1,483,000	$1,448,000

Total assets	$4,280,000	$4,089,000	$3,745,000	$4,720,000	$4,682,000

(1)	Per unit data is based on the weighted average number of the limited partnership units (20,000) outstanding during each period.

ITEM 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Partnership’s financial statements and notes thereto.

Forward Looking Statements

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

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (“SEC”).

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The notes to the Partnership’s December 31, 2009 financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our financial statements and related disclosures.

Management believes the following are critical accounting policies, the application of which has a material impact on the Partnership’s financial presentation.  That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Impairment of Real Estate: Substantially all of our assets consist of real estate.  On a quarterly basis, we evaluate our real estate for impairment.  The evaluation of real estate for impairment includes determining whether indicators of impairment exist, which is a subjective process.  When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment.  We identified no such impairments at December 31, 2009.  However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired.  Any resulting impairment loss could have a material adverse impact on the Partnership’s financial condition and results of operations.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Notes 5 and 8 to the Partnership’s December 31, 2009 financial statements.

Accruals for Operating Expenses: We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations.  If these estimates and assumptions are incorrect, our expenses could be misstated.

Overview of Management’s Discussion and Analysis of Operations

The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators.  Competition in the markets in which we operate is significant and has increased over the past several years due to additional development of self-storage facilities.  We believe that the increase in competition has had a negative impact on the Partnership’s occupancy levels and rental rates in many markets.  However, we believe that the Partnership’s affiliation with Public Storage (“PS”) provides several distinguishing characteristics that enable the Partnership to compete effectively with other owners and operators.

PS is the largest owner and operator of self-storage facilities in the U.S.  All of the PS facilities in the U.S. are operated under the “Public Storage” brand name, which we believe is the most recognized and established name in the self-storage industry.  The concentration of most of the PS and Partnership properties in major metropolitan centers makes various promotional and media programs, such as television, yellow pages, and Internet keyword bidding, far more economical for us than for our competitors.

The self-storage industry is subject to general economic conditions, particularly those that affect the disposable income and spending of consumers, as well as those that affect moving trends.  Due to the recessionary pressures in the U.S., demand for self-storage space was soft in 2009 and continues to be soft.  As a result, we are experiencing downward pressure on occupancy levels, rental rates, and revenues in our self-storage facilities.

We will continue to focus our growth strategies on improving the operating performance of our existing self-storage properties primarily through increases in revenues achieved through the national telephone reservation system and associated marketing efforts.  We expect any potential future increases in rental income to come primarily from increases in realized rent rather than increases in occupancy, although there can be no assurance that we will experience such increases.

Results of Operations

Year ended December 31, 2009 as compared to year ended December 31, 2008:

The Partnership's net income for 2009 was $5,386,000, as compared to $5,649,000 for 2008, representing a decrease of $263,000 or 4.7%.  Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $228,000 or 4.1% from $5,496,000 in 2008 to $5,268,000 in 2009.

Rental income for 2009 was $7,302,000, as compared to $7,621,000 for 2008, representing a decrease of $319,000 or 4.2%.  The decrease in rental income was primarily a result of a 3.2% decrease in realized rent per square foot.  Annual realized rent for 2009 decreased to $15.63 per occupied square foot, as compared to $16.15 per occupied square foot for 2008.  Weighted average occupancy levels at the self-storage facilities were 90.6% and 91.5% for 2009 and 2008, respectively.

We believe that demand for self-storage space has been negatively impacted by general economic conditions, the slowdown in housing sales and moving activity, as well as increased competition.  Based upon certain comparative December 31, 2009 key operating metrics for the Partnership’s self-storage facilities including a 1.9% decline in square foot occupancy from 90.3% at December 31, 2008 to 88.6% at December 31, 2009, and 4.5% lower in place annual rent per occupied square foot from $17.42 at December 31, 2008 to $16.64 at December 31, 2009, we expect that the revenue will decline for the Partnership’s facilities for the three months ending March 31, 2010, as compared to the same period in 2009.  In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.  The Partnership’s operating strategy will be to continue to focus on maintaining occupancy levels by adjusting rental rates, promotional discounts and marketing activities.  It is unclear to us how much the above mentioned factors will impact our revenues beyond the first quarter of 2010.

Other income was $203,000 for 2009, as compared to $251,000 for 2008, representing a decrease of $48,000 or 19.1%.  Included in other income on our statements of income are access fees paid by PS Insurance Company - Hawaii, Ltd. (“PSICH”), a corporation owned by PS (described more fully in Note 5 to the Partnership’s December 31, 2009 financial statements), totaling $196,000 and $215,000 for 2009 and 2008, respectively.  The decline is due to adjustments in timing of the recording of income in 2008 due to changes in accounting estimates.  Interest income on cash balances for 2009 declined as compared to 2008 due to significant decreases in average interest rates.  The Partnership has $422,000 in cash on hand at December 31, 2009 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership’s December 31, 2009 financial statements) for 2009 was $1,887,000 compared to $1,983,000 for 2008, representing a decrease of $96,000 or 4.8%, as decreases in repairs and maintenance, utilities, payroll and management fee expenses, were partially offset by increases in advertising and promotion and property taxes expenses.

Depreciation expense was $147,000 and $142,000 for 2009 and 2008, respectively, representing an increase of $5,000 or 3.5%.  The increase in depreciation expense is primarily related to additional capital improvements.

Administrative expense was $85,000 and $98,000 in 2009 and 2008, respectively, representing a decrease of $13,000, or 13.3%.  This decrease is attributable to legal fees incurred in 2008 related to a proposed property condemnation which is no longer under consideration.

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

Rental income for 2008 was $7,621,000, as compared to $7,341,000 for 2007, representing an increase of $280,000 or 3.8%.  The increase in rental income was a result of improvements in realized rent per square foot.  Annual realized rent for 2008 increased to $16.15 per occupied square foot, as compared to $15.79 per occupied square foot for 2007.  Weighted average occupancy levels at the self-storage facilities were 91.5% and 90.3% for 2008 and 2007, respectively.

Other income was $251,000 for 2008, as compared to $183,000 for 2007, representing an increase of $68,000 or 37.2%.  Included in other income for 2008 are additional access fees paid by PSICH totaling $34,000 for amounts earned in 2007.  These additional access fees were paid in 2008 as a result of a change in PSICH’s accounting estimates which determine such fees.  Included in other income on our statements of income are access fees totaling $215,000 (which includes the $34,000 for amounts earned in 2007) and $104,000 for 2008 and 2007, respectively.

Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership’s December 31, 2009 financial statements) for 2008 was $1,983,000 compared to $1,994,000 for 2007, representing a decrease of $11,000 or 0.6%, as reductions in advertising and promotion, insurance and office expenses, were mostly offset by increases in utilities, payroll, repairs and maintenance, property taxes and management fee expenses.

Depreciation expense was $142,000 and $130,000 for 2008 and 2007, respectively, representing an increase of $12,000 or 9.2%.  The increase in depreciation expense is primarily related to additional capital improvements.

Administrative expense was $98,000 and $86,000 in 2008 and 2007, respectively, representing an increase of $12,000, or 14.0%.  This increase is attributable to legal fees totaling $13,000 incurred in 2008 related to a proposed property condemnation.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash of $422,000 as compared to total liabilities of $276,000.  Cash generated from operations ($4,936,000 for the year ended December 31, 2009) has been sufficient to meet all current obligations of the Partnership.  Capital improvements totaled $171,000 in 2009, $247,000 in 2008 and $113,000 in 2007.  Capital improvements are budgeted at $58,000 for 2010.

As of December 31, 2009, the Partnership had $559,000 in amounts due from affiliates.  These amounts arose in December 2009 from the timing of the settlement of shared costs and were collected in January 2010.

The Partnership does not anticipate issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities.  The Partnership may consider borrowing money with the intent of using the proceeds for distribution to partners.  There can be no assurance that the Partnership would be able to access any such borrowings at rates of interest the Partnership found attractive in order to do so, if such a course of action were otherwise deemed necessary.

Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly.  During the year ended December 31, 2009, we paid distributions to the limited and general partners totaling $3,820,000 ($191.00 per unit) and $1,325,000, respectively.  During the year ended December 31, 2008, we paid distributions to the limited and general partners totaling $3,980,000 ($199.00 per unit) and $1,380,000, respectively.  During the year ended December 31, 2007, we paid distributions to the limited and general partners totaling $4,680,000 ($234.00 per unit) and $1,623,000, respectively.  Future distribution rates will be adjusted to levels which are supported by operating cash flow after provisions for capital improvements and any other necessary obligations.

ITEM 7A.                   Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2009, the Partnership had no outstanding debt.

ITEM 8.                      Financial Statements and Supplementary Data

The Partnership's financial statements are included elsewhere herein.  Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 15(a).

ITEM 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                Not applicable.

ITEM 9A.                   Controls and Procedures

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

As of December 31, 2009, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership’s management, including Public Storage’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, Public Storage’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2009, at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including Public Storage’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an audit report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      Other Information

Not applicable.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance

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

The names of all trustees and executive officers of PS, the offices held by each of them with PS, and their ages and business experience during the past five years are as follows:

Name	Positions with PS
B. Wayne Hughes	Chairman of the Board
Ronald L. Havner, Jr.	Vice Chairman of the Board, Chief Executive Officer, President and Trustee
John Reyes	Senior Vice President and Chief Financial Officer
Mark C. Good	Senior Vice President and Chief Operating Officer
David F. Doll	Senior Vice President and President, Real Estate Group
Candace N. Krol	Senior Vice President of Human Resources
Steven M. Glick	Senior Vice President and Chief Legal Officer
Dann V. Angeloff	Trustee
William C. Baker	Trustee
John T. Evans	Trustee
Tamara Hughes Gustavson	Trustee
Uri P. Harkham	Trustee
B. Wayne Hughes, Jr.	Trustee
Harvey Lenkin	Trustee
Avedick B. Poladian	Trustee
Gary E. Pruitt	Trustee
Ronald P. Spogli	Trustee
Daniel C. Staton	Trustee

The following is a biographical summary of the current executive officers of PS:

Ronald L. Havner, Jr., age 52, has been the Vice-Chairman, Chief Executive Officer and a member of the Board of Public Storage since November 2002 and President since July 1, 2005.  Mr. Havner joined Public Storage in 1986 and held a variety of senior management positions until his appointment as Vice-Chairman and Chief Executive Officer in 2002. Mr. Havner has been Chairman of Public Storage’s affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003.  He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT).  He is also a director of Business Machine Security, Inc., General Finance Corporation and a member of the NYU REIT Center Board of Advisors.

John Reyes, age 49, Senior Vice President and Chief Financial Officer, joined Public Storage in 1990 and was Controller of Public Storage from 1992 until December 1996 when he became Chief Financial Officer.  He became a Vice President of Public Storage in November 1995 and a Senior Vice President of Public Storage in December 1996.  From 1983 to 1990, Mr. Reyes was employed by Ernst & Young as a certified public accountant.

Mark C. Good, age 53, became Senior Vice President and Chief Operating Officer of Public Storage on September 8, 2008.  Before joining Public Storage, Mr. Good was with Sears Holdings Corporation since 1997, where he was Executive Vice President and General Manager of Sears Home Services, the nation's largest home appliance repair and home improvement services organization with annual revenues of approximately $3 billion.  Mr. Good also served as a director of Sears Canada, Inc.

David F. Doll, age 51, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, repackagings, and capital improvements.  Before joining Public Storage, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.
Candace N. Krol, age 48, became Senior Vice President of Human Resources in September 2005.  From 1985 until joining Public Storage, Ms. Krol was employed by Parsons Corporation, a global engineering and construction firm, where she served in various management positions, most recently as Vice President of Human Resources for the Infrastructure and Technology global business unit.
Steven M. Glick, age 53, became Senior Vice President and Chief Legal Officer of Public Storage on February 23, 2010.  From April 2005 until joining Public Storage, Mr. Glick was Senior Vice President and General Counsel, Americas for Technicolor (NYSE:TCH), a services, systems and technology company.  Immediately before joining Technicolor (then named Thomson), he was an Executive Vice President at Paramount Pictures with responsibility for, among other things, legal, business development and licensing for International Home Entertainment.
The following is a biographical summary of the current outside Trustees of PS:
B. Wayne Hughes, age 76, has been a member of the Board of PS since its organization in 1980.  Mr. Hughes was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer.  Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board.  Mr. Hughes is currently a private investor and operates a horse farm in <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />Kentucky.  Mr. Hughes has been active in the real estate investment field for over 30 years.  He is the father of B. Wayne Hughes, Jr., and Tamara Hughes Gustavson, who are also members of the PS Board.
Dann V. Angeloff, age 74, Chairman of the Nominating/Corporate Governance Committee and a member of the Audit Committee, has been a member of the Board of PS since its organization in 1980.  Mr. Angeloff has been President of the Angeloff Company, a corporate financial advisory firm, since 1976.  Mr. Angeloff is currently the general partner and owner of a 20% interest in a limited partnership that in 1974 purchased a self-storage facility operated by PS.  He is a director of Bjurman, Barry Fund, Inc., Electronic Recyclers International, Nicholas/Applegate Fund, Retirement Capital Group and SoftBrands, Inc.
William C. Baker, age 76, a member of the Audit Committee and a member of the Nominating/Corporate Governance Committee, joined the PS Board in November 1991.  Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until August 2005.  From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust.  From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies, which then operated the Santa Anita Racetrack.  From April 1993 through May 1995, he was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada.  From January 1992 through December 1995, Mr. Baker was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc.  From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company.  From 1976 to 1988, Mr. Baker was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California.  He is a director of California Pizza Kitchen and Javo Beverage Company, a supplier of coffee, tea and other beverage mixes.
John T. Evans, age 71, member of the Nominating/Corporate Governance Committee and the Compensation Committee, became a member of the PS Board in August 2003.  Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993.  Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance.  Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Vice-Chairman of Toronto East General Hospital.  Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

Tamara Hughes Gustavson, age 48, became a member of the PS Board in November 2008.  She was employed by PS from 1978 to 2003, serving most recently as Vice President, Administration.  She also serves on the Board of Directors of the USC-CHLA Institute for Pediatric Clinical research.  Ms Gustavson is the daughter of B. Wayne Hughes, Chairman of the Board, and the sister of B. Wayne. Hughes, Jr., also a Trustee.

Uri P. Harkham, age 61, a member of the Compensation Committee, became a trustee of the PS Board in March 1993.  Mr. Harkham has been the President and Chief Executive Officer of Harkham Industries, which specializes in designing, manufacturing and marketing women’s clothing under its four labels, Harkham, Hype, Jonathan Martin and Johnny Martin, since its organization in 1974.  Since 1978, Mr. Harkham has been the Chief Executive Officer of Harkham Family Enterprises, a real estate firm specializing in buying and rebuilding retail and mixed use real estate throughout Southern California.

B. Wayne Hughes, Jr., age 50, became a trustee of the PS Board in January 1998.  He was employed by PS from 1989 to 2002, serving as Vice President - Acquisitions of the Company from 1992 to 2002.  Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC and its affiliates, companies engaged in the acquisition and operation of commercial properties in California.  He is the son of B. Wayne Hughes, Chairman of the Board, and the brother of Tamara Hughes Gustavson, also a Trustee.

Harvey Lenkin, age 73, a member of the Audit Committee, became a trustee of the PS Board in 1991.  Mr. Lenkin retired as President and Chief Operating Officer of PS in 2005, and was a consultant for PS until July 1, 2006.  Mr. Lenkin was employed by PS or its predecessor for 27 years.   He has been a director of PS’ affiliate, PS Business Parks, Inc., since March 1998 and was President of PS Business Parks, Inc. from 1990 until March 1998.  He is also a director of Paladin Realty Income Properties I, Inc. and a director of Huntington Hospital, Pasadena, California and serves on the Board of the Ronald McDonald House Charity of Southern California.

Avedick B. Poladian, age 58, has been Executive Vice President and Chief Operating Officer for Lowe Enterprises, Inc., a diversified national real estate company active in commercial, residential and hospitality property investment, management and development since 2007. He was Executive Vice President, Chief Financial Officer and Chief Administrative Officer for Lowe from 2003 to 2006. Mr. Poladian was with Arthur Andersen from 1974 to 2002 and is a certified public accountant (inactive). He is also a director and member of the Audit Committee of Occidental Petroleum Corporation and Western Asset Funds (Western Asset Income Fund, Western Asset Premier Bond Fund and Western Asset Funds, Inc.) and was a director of California Pizza Kitchen from 2004 to 2008.  He is also a director of the YMCA of Metropolitan Los Angeles and a former Trustee of Loyola Marymount University.

Gary E. Pruitt, age 59, Chairman of the Audit Committee and a member of the Compensation Committee, became a trustee of the PS Board in August 2006 in connection with the merger of Shurgard Storage Centers, Inc. with PS.  Mr. Pruitt was previously a director of Shurgard.  He is the Chairman and Chief Executive Officer of Univar N.V., a chemical distribution company based in Bellevue, Washington with distribution centers in the United States, Canada and Europe.  Mr. Pruitt joined Univar in 1978 and held a variety of senior management positions until his appointment as Chairman and Chief Executive Officer in 2002.

Ronald P. Spogli, age 62, co-founded Freeman Spogli & Co., a private investment firm, in 1983 after a career in investment banking with Dean Witter Reynolds where he was a Managing Director responsible for mergers and acquisitions in the western United States.  He rejoined the Freeman Spogli & Co. in June 2009 after having served as the United States Ambassador to the Italian Republic and the Republic of San Marino from August 2005 until February 2009.  Mr. Spogli graduated Phi Beta Kappa with great distinction in history from Stanford University.  He earned his Master’s degree in business administration from Harvard University.

Daniel C. Staton, age 57, Chairman of the Compensation Committee and a member of the Audit Committee, became a member of the PS Board in March 1999 in connection with the merger of Storage Trust Realty with the Company.  Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999.  He is Chairman of Staton Capital, an investment and venture capital company and the Co-Chief Executive Officer of FriendFinder Networks, Inc. (formerly PMGI), a print and electronic media company and Chief Executive Officer of Enterprise Acquisition Corp. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999.

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

The members of the PS Audit Committee of the Board are:  Gary E. Pruitt (Chairman), Dann V. Angeloff, William C. Baker, Harvey Lenkin and Daniel C. Staton.  The Board of PS has determined that Audit Committee members, Gary E. Pruitt and Daniel C. Staton, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission.  The Board has further determined that Messrs. Pruitt, Angeloff, Baker, Lenkin and Staton are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The financial records of the Partnership are maintained and prepared by employees of PS.  The Board of Trustees of PS has adopted a code of ethics for its senior financial officers.  The Code of Ethics applies to those persons serving as PS’ principal executive officer, principal financial officer and principal accounting officer.  A copy of the Code of Ethics may be found on the PS website at www.publicstorage.com/Corporateinformation/CorpGovernance.apsx and available in print by written request from the Secretary of PS at 701 Western Ave., Glendale, CA 91201-2349.

ITEM 11.                      Executive Compensation

The Partnership has no subsidiaries, directors or officers.  See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	At March 25, 2010, the following beneficially owned more than 5% of the Units:

Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class
Units of Limited Partnership Interest	Public Storage 701 Western Ave. Glendale, California 91201	6,274 Units (1)	31.4%

Units of Limited Partnership Interest	H-G Family Corporation, PS Orangeco Partnerships, Inc. 701 Western Ave. Glendale, California 91201	6,196 Units (2)	31.0%

1)
Includes (i) 6,169 Units owned by PS as to which PS has sole voting and dispositive power, (ii) 80 Units which, on January 1, 2009, PS exercised its option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes and (iii) 25 Units which on January 1, 2009, PS exercised its option to acquire from H-G Family Corporation, a corporation of which Hughes’ children are shareholders.

2)
Includes (i) 6,000 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power and (ii) 196 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PS owns 46% and members of PS’s management and related individuals own approximately 6%.

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

ITEM 13.                      Certain Relationships, Related Transactions and Trustee Independence

The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions.  During 1985, the partners received cumulative distributions equal to their capital contributions.  Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II (“BWH Marinas”), and BWH Marinas sold its interests to H-G Family Corporation in 2002.  In addition to their distribution rights with respect to their general partner’s interests, PS and H-G Family Corporation own 6,169 and 6,025 Limited Partner Units, respectively.  During 2009, PS and H-G Family Corporation received approximately $1,060,000 and $265,000, respectively, in distributions related to their general partner’s ownership interests.  As described above, the General Partners also hold Limited Partnership Units.  Through these holdings, PS and the Hughes Family received $1,267,000 and $1,154,000, respectively, of cash distributions during 2009.

The Partnership has a management agreement (the “Management Agreement”) with PS (as successor-in-interest to PSMI).  Under the Management Agreement, the Partnership pays PS a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership.  For as long as the Management Agreement is in effect, PS has granted the Partnership a non-exclusive license to use two PS service marks and related designs, including the “Public Storage” name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement.  Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs.  The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership’s business.  The Management Agreement with PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.  During 2009, 2008 and 2007, the Partnership paid fees of $438,000, $457,000 and $440,000, respectively, to PS pursuant to the Management Agreement.

In addition, the Partnership combines its insurance purchasing power with PS through captive insurance entities controlled by PS (see Note 5 to the Partnership’s December 31, 2009 financial statements).  These captive entities provide limited property and liability insurance to the Partnership at commercially competitive rates.  The Partnership and PS also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities’ limitations.  Premiums paid to the captive entities for the years ended December 31, 2009, 2008 and 2007 were $45,000, $55,000 and $49,000, respectively.

The Partnership’s facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies.  Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities.  As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities.  The total of such expenses, substantially all of which are included in cost of operations on the Partnership’s statements of income, amounted to $708,000, $737,000 and $765,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

As of December 31, 2009, the Partnership had $559,000 in amounts due from affiliates.  These amounts arose in December 2009 from the timing of the settlement of shared costs and were collected in January 2010.

The Trustees of PS are identified in Item 10 on page 18 of this report.

ITEM 14.                      Principal Accountant Fees and Services

Fees billed to the Partnership by Ernst & Young LLP for 2009 and 2008, as are follows:

Audit Fees:  Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership’s annual financial statements and reviews of the quarterly financial statements included in the Partnership’s quarterly reports on Form 10-Q totaled $19,000 for each of the years ended December 31, 2009 and 2008.

Tax Fees:  Tax fees billed to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $13,000 for each of the years ended December 31, 2009 and 2008.

Audit-Related Fees and Other Fees:  During 2009 and 2008 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

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

PUBLIC STORAGE PROPERTIES, LTD.

EXHIBIT INDEX

(Items 15(a)(3) and 15(b))

3.1
Amended Certificate and Agreement of Limited Partnership.  Previously filed with the Securities and Exchange Commission as Exhibit A to the Partnership’s Prospectus included in Registration Statement No. 2-57750 and incorporated herein by reference.

10.1
Second Amended and Restated Management Agreement dated November 16, 1995 between the Partnership and Public Storage, Inc.  Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

10.2
Loan documents dated January 27, 1998 between the Partnership and Public Storage.  Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

14	Code of Ethics for Senior Financial Officers of Public Storage. Filed with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
31.1	Rule 13a – 14(a) Certification. Filed herewith.
31.2	Rule 13a – 14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC STORAGE PROPERTIES, LTD.
a California Limited Partnership
Dated: March 25, 2010	By:	Public Storage, General Partner

		By:	/s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Vice Chairman of the Board, Chief Executive Officer and President of Public Storage, Corporate General Partner

	By:	/s/ B. Wayne Hughes
B. Wayne Hughes, General Partner and Chairman of the Board of Public Storage

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ronald L. Havner Jr.	Vice Chairman of the Board, Chief Executive Officer and President of Public Storage, Corporate General Partner	March 25, 2010
Ronald L. Havner, Jr.

/s/ B. Wayne Hughes	General Partner and Chairman of the Board of Public Storage	March 25, 2010
B. Wayne Hughes

/s/ John Reyes	Senior Vice President and Chief Financial Officer of Public Storage (principal financial officer and principal accounting officer)	March 25, 2010
John Reyes

/s/ Dann V. Angeloff	Trustee of Public Storage	March 25, 2010
Dann V. Angeloff

/s/ William Baker	Trustee of Public Storage	March 25, 2010
William C. Baker

/s/ John T. Evans	Trustee of Public Storage	March 25, 2010
John T. Evans

/s/ Tamara Hughes Gustavson	Trustee of Public Storage	March 25, 2010
Tamara Hughes Gustavson

/s/ Uri P. Harkham	Trustee of Public Storage	March 25, 2010
Uri P. Harkham

/s/ B. Wayne Hughes, Jr.	Trustee of Public Storage	March 25, 2010
B. Wayne Hughes, Jr.

/s/ Harvey Lenkin	Trustee of Public Storage	March 25, 2010
Harvey Lenkin

/s/ Gary E. Pruitt	Trustee of Public Storage	March 25, 2010
Gary E. Pruitt

/s/ Daniel C. Staton	Trustee of Public Storage	March 25, 2010
Daniel C. Staton

PUBLIC STORAGE PROPERTIES, LTD.
INDEX TO FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULE
(Item 15 (a))

Page Reference
Report of Independent Registered Public Accounting Firm	F-1
Balance sheets as of December 31, 2009 and 2008	F-2
For each of the three years ended December 31, 2009, 2008 and 2007:
Statements of income	F-3
Statements of partners' equity	F-4
Statements of cash flows	F-5
Notes to financial statements	F-6 - F-11
Schedule:
III - Real estate and accumulated depreciation	F-12 - F-13

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Public Storage Properties, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties, Ltd. (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

March 25, 2010
Los Angeles, California

PUBLIC STORAGE PROPERTIES, LTD.
BALANCE SHEETS
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008

ASSETS

Cash and cash equivalents	$422,000	$802,000
Rent and other receivables	68,000	60,000
Due from affiliates	559,000	-

Real estate facilities, at cost:
Buildings, land improvements and equipment	10,296,000	10,125,000
Land	2,476,000	2,476,000
	12,772,000	12,601,000
Less accumulated depreciation	(9,588,000)	(9,441,000)
	3,184,000	3,160,000

Other assets	47,000	67,000

Total assets	$4,280,000	$4,089,000

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued liabilities	$111,000	$136,000
Deferred revenue	165,000	190,000
Total liabilities	276,000	326,000

Commitments and contingencies (Note 8)

Partners’ equity:
Limited partners’ equity, $500 per unit, 20,000 units authorized, issued and outstanding	2,973,000	2,794,000
General partners’ equity	1,031,000	969,000

Total partners’ equity	4,004,000	3,763,000

Total liabilities and partners’ equity	$4,280,000	$4,089,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES, LTD.
STATEMENTS OF INCOME
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

REVENUES:

Rental income	$7,302,000	$7,621,000	$7,341,000
Other income	203,000	251,000	183,000

	7,505,000	7,872,000	7,524,000

COSTS AND EXPENSES:

Cost of operations	1,449,000	1,526,000	1,554,000
Management fees paid to affiliate	438,000	457,000	440,000
Depreciation	147,000	142,000	130,000
Administrative	85,000	98,000	86,000

	2,119,000	2,223,000	2,210,000

NET INCOME	$5,386,000	$5,649,000	$5,314,000

Limited partners’ share of net income	$4,059,000	$4,266,000	$3,701,000
General partners’ share of net income	1,327,000	1,383,000	1,613,000

	$5,386,000	$5,649,000	$5,314,000

Limited partners’ share of net income per unit (20,000 units outstanding)	$202.95	$213.30	$185.05

See accompanying notes.

PUBLIC STORAGE PROPERTIES, LTD.
STATEMENTS OF PARTNERS’ EQUITY
For the years ended December 31, 2009, 2008 and 2007

	Limited Partners	General Partners	Total Partners’ Equity

Balance at December 31, 2006	$3,314,000	$1,149,000	$4,463,000

Net income	3,701,000	1,613,000	5,314,000

Cash distributions	(4,680,000)	(1,623,000)	(6,303,000)

Equity transfer	244,000	(244,000)	-

Balance at December 31, 2007	2,579,000	895,000	3,474,000

Net income	4,266,000	1,383,000	5,649,000

Cash distributions	(3,980,000)	(1,380,000)	(5,360,000)

Equity transfer	(71,000)	71,000	-

Balance at December 31, 2008	2,794,000	969,000	3,763,000

Net income	4,059,000	1,327,000	5,386,000

Cash distributions	(3,820,000)	(1,325,000)	(5,145,000)

Equity transfer	(60,000)	60,000	-

Balance at December 31, 2009	$2,973,000	$1,031,000	$4,004,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES, LTD.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:

Net income	$5,386,000	$5,649,000	$5,314,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	147,000	142,000	130,000
(Increase) decrease in rent and other receivables	(8,000)	(7,000)	20,000
Increase in due from affiliates	(559,000)	-	-
Decrease in other assets	20,000	11,000	14,000
(Decrease) increase in accounts payable	(25,000)	48,000	(10,000)
(Decrease) increase in deferred revenue	(25,000)	7,000	24,000

Total adjustments	(450,000)	201,000	178,000

Net cash provided by operating activities	4,936,000	5,850,000	5,492,000

Cash flows from investing activities:

Additions to real estate facilities	(171,000)	(247,000)	(113,000)

Net cash used in investing activities	(171,000)	(247,000)	(113,000)

Cash flows from financing activities:

Distributions paid to partners	(5,145,000)	(5,360,000)	(6,303,000)

Net cash used in financing activities	(5,145,000)	(5,360,000)	(6,303,000)

Net (decrease) increase in cash and cash equivalents	(380,000)	243,000	(924,000)

Cash and cash equivalents at the beginning of the year	802,000	559,000	1,483,000

Cash and cash equivalents at the end of the year	$422,000	$802,000	$559,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

2.           Summary of Significant Accounting Policies and Partnership Matters

Use of Estimates:

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

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

We accrue for property tax expense based upon actual amounts billed for the related time periods and, in some circumstances due to taxing authority assessment and billing timing and disputes of assessed amounts, estimates and historical trends.  If these estimates are incorrect, the timing and amount of expense recognition could be affected.  Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.  Casualty losses or gains are recognized in the period the casualty occurs, based upon the differential between the book value of assets destroyed, and estimated insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts.

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

Financial Instruments:

The Partnership has estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop estimates of market value.  Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities, money market funds with daily liquidity and a rating of at least AAA by Standard and Poor’s, or investment grade (rated A1 by Standard and Poor’s) short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

Due to the short maturity and the underlying characteristics of our cash and cash equivalents, other assets, due from affiliates, and accrued and other liabilities, we believe the carrying values as presented on the balance sheets are reasonable estimates of fair value.

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents as well as rent and other receivables.  Cash and cash equivalents, as described above, are only invested in instruments with an investment grade rating.  Our receivables consist of small individual amounts.  Accordingly, credit risk on these assets as a whole is minimal.

Real Estate Facilities and Evaluation of Asset Impairment:

Real estate facilities are recorded at cost.  Costs associated with the development, construction, renovation and improvement of properties are capitalized.  Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost.  Expenditures for repairs and maintenance are expensed when incurred.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which generally range from 5 to 25 years.  At December 31, 2009, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development costs of such buildings are fully depreciated.

We evaluate our real estate for impairment on a quarterly basis.  We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of the real estate is in excess of the future estimated undiscounted cash flows attributable to the real estate.  If there is excess carrying value over such future undiscounted cash flows, an impairment charge is booked for the excess of carrying value over the real estate’s estimated fair value.  Any real estate facility which we expect to sell or otherwise dispose of prior to its estimated useful life is stated at the lower of its estimated net realizable value (estimated fair value less cost to sell) or its carrying value.  No impairment was identified from our evaluations in any periods presented in the accompanying financial statements.

Deferred Revenue:

Deferred revenue totaling $165,000 at December 31, 2009 ($190,000 at December 31, 2008), consists of prepaid rents, which are recognized as rental income when earned.

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
December 31, 2009

Income Taxes:

Public Storage Properties, Ltd. is treated as a partnership for federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the Partnership Agreement.  Accordingly, no federal income tax expense is recorded by the Partnership.

Recent Accounting Pronouncements and Guidance:

As of March 25, 2010, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2009, that would have a material impact upon reporting the operations or financial position of the Partnership.

Segment Reporting:

The Partnership only has one reportable segment.

3.           Cash Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly.  During 2009, we paid distributions to the limited and general partners totaling $3,820,000 ($191.00 per unit) and $1,325,000, respectively.  During 2008, we paid distributions to the limited and general partners totaling $3,980,000 ($199.00 per unit) and $1,380,000, respectively.  During 2007, we paid distributions to the limited and general partners totaling $4,680,000 ($234.00 per unit) and $1,623,000, respectively.  Future distribution rates may be adjusted to levels which are supported by operating cash flow after provisions for capital improvements and any other obligations.

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

5.           Related Party Transactions

Management Agreement and Shared Expenses with PS

The Partnership has a management agreement (the “Management Agreement”) with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined).  For 2009, 2008 and 2007, the Partnership paid PS $438,000, $457,000 and $440,000, respectively, pursuant to this Management Agreement.

PUBLIC STORAGE PROPERTIES, LTD
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

The Partnership’s facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies.  Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities.  As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities.  The total of such expenses, substantially all of which are included in cost of operations in our accompanying statements of income, amounted to $708,000, $737,000 and $765,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Ownership of Limited Partnership Interest by the General Partners

PS owns 6,274 Limited Partnership Units (“Units”), as to which PS has sole voting and dispositive power.

At December 31, 2008, Hughes and members of his family (the “Hughes Family”) owned 6,105 Units.  Hughes owned 6,025 Units, as to which Hughes had sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owned 80 Units as to which Tamara Hughes Gustavson had sole voting and dispositive power.  On January 1, 2009, PS exercised its option to acquire 25 of the Units held by Hughes and the 80 Units held by Tamara Hughes Gustavson for a cost of approximately $20,000.  At December 31, 2009, Hughes owns 6,000 Units.

In addition, there are 196 Units owned by PS Orangeco Partnerships, Inc., a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS management and related individuals own approximately 6%.

Captive Insurance Activities with PS

The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation (“STOR-Re”), which was formed in 1994 as an association captive insurance company, and is controlled by PS.  The Partnership accounts for its investment in STOR-Re, which is included in other asset on our accompanying balance sheets, on the cost method, and has received no distributions during the three years ended December 31, 2009.

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

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

The following table sets forth certain condensed consolidated financial information (unaudited) with respect to STOR-Re (representing 100% of this entity’s operations and not the Partnership’s pro-rata share):

	2009	2008
	(Amount in thousands)
For the year ended December 31,
Net investment income	$332	$675
Loss and loss adjustment benefit (expense)	444	(500)
Other expenses	(210)	(258)
Net income (loss)	$566	$(83)

At December 31,
Total assets (primarily cash and other investments)	$20,366	$20,162
Liabilities for losses and loss adjustment expenses	4,065	4,946
Other liabilities	1,095	725
Member’s surplus	15,206	14,491

Premiums paid to the wholly-owned subsidiary of PS for the years ended December 31, 2009, 2008 and 2007 were $45,000, $55,000 and $49,000, respectively.

Other Activities with PS

PS Insurance Company - Hawaii, Ltd. (“PSICH”), is a corporation owned by PS that reinsures policies against losses to goods stored by tenants in the Partnership’s and PS’ storage facilities.  PSICH receives the premiums and bears the risks associated with the re-insurance.  The Partnership receives a fee (an “Access Fee”) from PSICH in return for providing tenant listings.  This Access Fee is based on the number of spaces the Partnership has to rent.  Included in other income on our accompanying statements of income for these Access Fees are $196,000, $215,000 and $104,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

A subsidiary of PS sells locks and boxes to the general public and tenants to be used in securing their spaces and moving their goods.  The subsidiary of PS receives the revenues and bears the cost of the activities.

Due from Affiliates

As of December 31, 2009, the Partnership had $559,000 in amounts due from affiliates.  These amounts arose in December 2009 from the timing of the settlement of shared costs and were collected in January 2010.

6.           Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

Taxable net income (unaudited) was $5,023,000, $5,516,000 and $5,339,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation and capitalization methodologies.

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

7.	Supplementary Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Rental Income	$1,858,000	$1,840,000	$1,820,000	$1,784,000
Cost of Operations (including management fees and depreciation)	$540,000	$515,000	$503,000	$476,000
Net Income	$1,340,000	$1,331,000	$1,376,000	$1,339,000
Net Income Per Limited Partner Unit	$49.00	$50.55	$51.75	$51.65
Cash Distributions	$1,401,000	$1,239,000	$1,320,000	$1,185,000

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Rental Income	$1,872,000	$1,905,000	$1,928,000	$1,916,000
Cost of Operations (including management fees and depreciation)	$527,000	$567,000	$523,000	$508,000
Net Income	$1,376,000	$1,340,000	$1,499,000	$1,434,000
Net Income Per Limited Partner Unit	$53.45	$51.00	$57.50	$51.35
Cash Distributions	$1,185,000	$1,239,000	$1,347,000	$1,589,000

8.           Commitments and Contingencies

Brinkley v. Public Storage, Inc. (filed April 2005) (Superior Court of California – Los Angeles County)

The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws.  Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations.  The Court certified subclasses based only on alleged meal period and wage statement violations.  In June 2007, the Court granted PS’ summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims.  Plaintiff appealed.  The Court of Appeals sustained the dismissal.  The California Supreme Court granted review but deferred the matter pending disposition of a related issue in another case.

Other Items

PS and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above.  We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the Partnership’s operations or financial position.

Public Storage Properties, Ltd.
Schedule III - Real Estate and Accumulated Depreciation

	Initial Cost			Gross Carrying Amount at December 31, 2009
Description	Land	Buildings & Equipment	Costs Subsequent to Construction (Improvements)	Land	Buildings & Equipment	Total	Accumulated Depreciation	Date Completed

California

Pasadena	$327,000	$515,000	$343,000	$327,000	$858,000	$1,185,000	$805,000	08/78
Whittier - El Monte	166,000	763,000	416,000	134,000	1,211,000	1,345,000	1,194,000	07/78
Fremont	112,000	741,000	535,000	112,000	1,276,000	1,388,000	1,154,000	11/78
Milpitas	198,000	649,000	398,000	195,000	1,050,000	1,245,000	932,000	11/78
Wilmington	815,000	1,336,000	796,000	815,000	2,132,000	2,947,000	1,998,000	08/78
Sun Valley	329,000	611,000	374,000	329,000	985,000	1,314,000	947,000	10/78
Corona	155,000	757,000	399,000	155,000	1,156,000	1,311,000	1,059,000	12/78
Norco	95,000	456,000	249,000	95,000	705,000	800,000	638,000	12/78
North Hollywood	314,000	553,000	370,000	314,000	923,000	1,237,000	861,000	12/79

	$2,511,000	$6,381,000	$3,880,000	$2,476,000	$10,296,000	$12,772,000	$9,588,000

          Note:  Buildings are depreciated over a useful life of 25 years.

Public Storage Properties, Ltd.
Schedule III - Real Estate and Accumulated Depreciation
(continued)

Reconciliation of Real Estate Cost and Accumulated Depreciation

COST RECONCILIATION

	2009	2008

Balance at the beginning of the year	$12,601,000	$12,354,000

Additions during the year: Improvements	171,000	247,000

Balance at the end of the year	$12,772,000	$12,601,000

ACCUMULATED DEPRECIATION RECONCILIATION

	2009	2008

Balance at the beginning of the year	$9,441,000	$9,299,000

Depreciation expense	147,000	142,000

Balance at the end of the year	$9,588,000	$9,441,000

(a)	The aggregate depreciable cost prior to depreciation of real estate (excluding land) for federal income tax purposes is $9,263,000 (unaudited).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC STORAGE PROPERTIES, LTD.
a California Limited Partnership
Date: March 25, 2010	By: Public Storage, General Partner By: /s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Vice-Chairman of the Board, Chief Executive Officer and President of Public Storage, Corporate General Partner

Exhibit No.	Exhibit Index

31.1	Rule 13a - 14(a) Certification. Filed herewith.
31.2	Rule 13a - 14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.