Form 10-Q
period 2010-09-30
PUBLIC STORAGE PROPERTIES LTD
filed 2010-11-12
CIK 202953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [X]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes	[X] No

The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit.  Number of units outstanding at November 12, 2010:  20,000.

PUBLIC STORAGE PROPERTIES, LTD.

INDEX

PART I	FINANCIAL INFORMATION (Item 3 is not applicable)	Pages

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets at September 30, 2010 and December 31, 2009	1

	Condensed Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009	2

	Condensed Statement of Partners’ Equity for the Nine Months Ended September 30, 2010	3

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4

	Notes to Condensed Financial Statements	5 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 14

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION (Items 2 – 5 are not applicable)

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 6.	Exhibits	16

PUBLIC STORAGE PROPERTIES, LTD.
CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$472,000	$422,000
Rent and other receivables	67,000	68,000
Due from affiliates	-	559,000

Real estate facilities, at cost:
Buildings, land improvements and equipment	10,379,000	10,296,000
Land	2,476,000	2,476,000
	12,855,000	12,772,000
Less accumulated depreciation	(9,704,000)	(9,588,000)
	3,151,000	3,184,000

Other assets	50,000	47,000

Total assets	$3,740,000	$4,280,000

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued liabilities	$188,000	$111,000
Deferred revenue	146,000	165,000
Total liabilities	334,000	276,000

Commitments and contingencies (Note 6)

Partners’ equity:
Limited partners’ equity, $500 per unit, 20,000 units authorized, issued and outstanding	2,529,000	2,973,000
General partners’ equity	877,000	1,031,000

Total partners’ equity	3,406,000	4,004,000

Total liabilities and partners’ equity	$3,740,000	$4,280,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES, LTD.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES:

Rental income	$1,801,000	$1,820,000	$5,388,000	$5,518,000
Other income	58,000	73,000	157,000	157,000

	1,859,000	1,893,000	5,545,000	5,675,000

COSTS AND EXPENSES:

Cost of operations	355,000	353,000	1,134,000	1,117,000
Management fees paid to affiliate	108,000	109,000	323,000	331,000
Depreciation	41,000	41,000	116,000	110,000
Administrative	14,000	14,000	72,000	70,000

	518,000	517,000	1,645,000	1,628,000

NET INCOME	$1,341,000	$1,376,000	$3,900,000	$4,047,000

Limited partners’ share of net income	$981,000	$1,035,000	$2,747,000	$3,026,000
General partners’ share of net income	360,000	341,000	1,153,000	1,021,000

	$1,341,000	$1,376,000	$3,900,000	$4,047,000

Limited partners’ share of net income per unit (20,000 units outstanding)	$49.05	$51.75	$137.35	$151.30

See accompanying notes.

PUBLIC STORAGE PROPERTIES, LTD.
CONDENSED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

	Limited Partners’	General Partners’	Total Partners’ Equity

Balance at December 31, 2009	$2,973,000	$1,031,000	$4,004,000

Net income	2,747,000	1,153,000	3,900,000

Cash distributions	(3,340,000)	(1,158,000)	(4,498,000)

Equity transfer	149,000	(149,000)	-

Balance at September 30, 2010	$2,529,000	$877,000	$3,406,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:

Net income	$3,900,000	$4,047,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	116,000	110,000
Decrease in rent and other receivables	1,000	4,000
Decrease in due from affiliates	559,000	-
(Increase) decrease in other assets	(3,000)	18,000
Increase in accounts payable and accrued liabilities	77,000	33,000
Decrease in deferred revenue	(19,000)	(37,000)

Total adjustments	731,000	128,000

Net cash provided by operating activities	4,631,000	4,175,000

Cash flows from investing activities:

Additions to real estate facilities	(83,000)	(153,000)

Net cash used in investing activities	(83,000)	(153,000)

Cash flows from financing activities:

Distributions paid to partners	(4,498,000)	(3,960,000)

Net cash used in financing activities	(4,498,000)	(3,960,000)

Net increase in cash and cash equivalents	50,000	62,000

Cash and cash equivalents at the beginning of the period	422,000	802,000

Cash and cash equivalents at the end of the period	$472,000	$864,000

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

2.	Summary of Significant Accounting Policies and Partnership Matters

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed financial statements.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 due to seasonality and other factors.  The accompanying unaudited condensed financial statements should be read together with the financial statements and related notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates:

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes.  Actual results could differ from those estimates.

Financial Instruments:

The Partnership has estimated the fair value of our financial instruments using available market information and generally accepted valuation methodologies.  Considerable judgment is required in interpreting market data to develop estimates of market value.  Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

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

Real Estate Facilities and Evaluation of Asset Impairment:

Real estate facilities are recorded at cost.  Costs associated with the acquisition, development, construction, renovation and improvement of properties are capitalized.  Interest, property taxes and other costs associated with development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are expensed when incurred.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which generally range from 5 to 25 years.  At September 30, 2010, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development costs of such buildings are fully depreciated.

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

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Revenue:

Deferred revenue totaling $146,000 at September 30, 2010 ($165,000 at December 31, 2009), consists of prepaid rents, which are recognized as rental income when earned.

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

Recent Accounting Pronouncements and Guidance:

As of November 12, 2010, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to September 30, 2010, that we estimate would have a future material impact upon reporting the operations or financial position of the Partnership.

Segment Reporting:

The Partnership only has one reportable segment.

3.	Cash Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly.  During the three months ended September 30, 2010, we paid distributions to the limited and general partners totaling $1,040,000 ($52.00 per unit) and $360,000, respectively, as compared to $980,000 ($49.00 per unit) and $340,000, respectively, for the same period in 2009.  During the nine months ended September 30, 2010, we paid distributions to the limited and general partners totaling $3,340,000 ($167.00 per unit) and $1,158,000, respectively, and $2,940,000 ($147.00 per unit) and $1,020,000, respectively, for the same period in 2009.  Future distribution rates may be adjusted to levels which are supported by operating cash flow after provisions for capital improvements and any other obligations.

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

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Related Party Transaction

Management Agreement and Shared Expenses with PS

The Partnership has a management agreement (the “Management Agreement”) with PS pursuant to which PS operates the Partnership’s self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined).  For the three and nine months ended September 30, 2010, the Partnership paid PS $108,000 and $323,000, respectively, and $109,000 and $331,000 for the same periods in 2009, respectively, under this Management Agreement.

The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

The Partnership’s facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies.  Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities.  As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities.  The total of such expenses, substantially all of which are included in cost of operations in our accompanying condensed statements of income, amounted to $156,000 and $166,000 for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, the total of such expenses were $549,000 and $568,000, respectively.

Ownership of Limited Partnership Interest by the General Partners

PS owns 6,274 Limited Partnership Units (“Units”), as to which PS has sole voting and dispositive power.

At December 31, 2008, Hughes and members of his family (the “Hughes Family”) owned 6,105 Units.  Hughes owned 6,025 Units, as to which Hughes had sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owned 80 Units as to which Tamara Hughes Gustavson had sole voting and dispositive power.  On January 1, 2009, PS exercised its option to acquire 25 of the Units held by Hughes and the 80 Units held by Tamara Hughes Gustavson for a cost of approximately $20,000.  At September 30, 2010, Hughes owns 6,000 Units.

In addition, there are 196 Units owned by PS Orangeco Partnerships, Inc., a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS management and related individuals own approximately 6%.

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Captive Insurance Activities with PS

The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation (“STOR-Re”), which was formed in 1994 as an association captive insurance company, and is controlled by PS.  The Partnership accounts for its investment in STOR-Re, which is included in other assets on our accompanying condensed balance sheets, on the cost method, and has received no distributions during the nine months ended September 30, 2010 or 2009.

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

Other Activities with PS

PS Insurance Company - Hawaii, Ltd. (“PSICH”), is a corporation owned by PS that reinsures policies against losses to goods stored by tenants in the Partnership’s and PS’ storage facilities.  PSICH receives the premiums and bears the risks associated with the re-insurance.  The Partnership receives a fee (an “Access Fee”) from PSICH in return for providing tenant listings.  This Access Fee is based on the number of spaces the Partnership has to rent.  Included in other income on our accompanying condensed statements of income for these Access Fees are $57,000 and $71,000 for the three months ended September 30, 2010 and 2009, respectively, and $154,000 and $150,000 for the nine months ended, September 30, 2010 and 2009, respectively.

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

6.	Commitments and Contigencies

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes.  The notes to the Partnership’s September 30, 2010 condensed financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed financial statements and related disclosures.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Notes 5 and 6 to the Partnership’s September 30, 2010 condensed financial statements.

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

Results of Operations

Operating Results for the Three Months Ended September 30, 2010 and 2009:

The Partnership's net income for the three months ended September 30, 2010 was $1,341,000, as compared to $1,376,000 for the same period in 2009, representing a decrease of $35,000 or 2.5%.  This decrease was due primarily to a $19,000 reduction in rental income and a $15,000 reduction in other income described below.

Rental income for the three months ended September 30, 2010 was $1,801,000, as compared to $1,820,000 for the same period in 2009, representing a decrease of $19,000 or 1.0%.  The decrease in rental income was primarily a result of a 2.2% decrease in realized rent per occupied square foot.  Annualized realized rent for the three months ended September 30, 2010 decreased to $15.33 per occupied square foot, as compared to $15.68 per occupied square foot for the same period in 2009.  Weighted average occupancy levels at the self-storage facilities were 90.8% and 89.8% for the three months ended September 30, 2010 and 2009, respectively.  The Partnership’s operating strategy will be to continue to focus on maintaining high occupancy levels by adjusting rental rates, promotional discounts and marketing activities.

Other income was $58,000 for the three months ended September 30, 2010, as compared to $73,000 for the same period in 2009, representing a decrease of $15,000 or 20.5%.  Included in other income are access fees paid by PS Insurance Company - Hawaii, Ltd. (“PSICH”) a corporation owned by PS (described more fully in Note 5 to the Partnership’s September 30, 2010 condensed financial statements), totaling $57,000 and $71,000 for the three months ended September 30, 2010 and 2009, respectively.  The decrease in the three months ended September 30, 2010, as compared to the same period in 2009 is due to changes in accounting estimates recorded in the three months ended September 30, 2009.  Other income also includes interest income earned on cash balances.  The Partnership has $472,000 in cash at September 30, 2010 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership’s September 30, 2010 condensed financial statements) for the three months ended September 30, 2010 was $463,000, as compared to $462,000 for the same period in 2009, representing an increase of $1,000 or 0.2%, as increases in payroll and utilities expense were offset by lower advertising and promotion expense.

Depreciation expense was $41,000 for each of the three month periods ended September 30, 2010 and 2009.

Administrative expense was $14,000 for each of the three month periods ended September 30, 2010 and 2009.

Operating Results for the Nine Months Ended September 30, 2010 and 2009:

The Partnership's net income for the nine months ended September 30, 2010 was $3,900,000, as compared to $4,047,000 for the same period in 2009, representing a decrease of $147,000 or 3.6%.  This decrease was due primarily to a $130,000 reduction in rental income described below.

Rental income for the nine months ended September 30, 2010 was $5,388,000, as compared to $5,518,000 for the same period in 2009, representing a decrease of $130,000 or 2.4%.  The decrease in rental income was primarily a result of a 2.8% decrease in realized rent per occupied square foot.  Annual realized rent for the nine months ended September 30, 2010 decreased to $15.23 per occupied square foot, as compared to $15.67 per occupied square foot for the same period in 2009.  Weighted average occupancy levels at the self-storage facilities were 91.3% and 91.1% for the nine months ended September 30, 2010 and 2009, respectively.

Other income was $157,000 for each of the nine month periods ended September 30, 2010 and 2009.  Included in other income are access fees paid by PSICH, totaling $154,000 and $150,000 for the nine months ended September 30, 2010 and 2009, respectively.  Other income also includes interest income earned on cash balances.  The Partnership has $472,000 in cash at September 30, 2010 invested primarily in money-market funds which earn nominal rates of interest in the current interest rate environment.

Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership’s September 30, 2010 condensed financial statements) for the nine months ended September 30, 2010 was $1,457,000, as compared to $1,448,000 for the same period in 2009, representing an increase of $9,000 or 0.6%, due primarily to increased payroll and repairs and maintenance expense, partially offset by reduced advertising and promotions expense.

Depreciation expense was $116,000 and $110,000 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $6,000 or 5.5%.  The increase in depreciation expense is primarily related to additional capital improvements.

Administrative expense was $72,000 and $70,000 for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash of $472,000 as compared to total liabilities of $334,000.  Cash generated from operations ($4,631,000 for the nine months ended September 30, 2010) has been sufficient to meet all current obligations of the Partnership.  Capital improvements totaled $83,000 and $153,000 for the nine months ended September 30, 2010 and 2009, respectively.  Capital improvements are budgeted at $90,000 for the year ending December 31, 2010.

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

Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly.  During the three months ended September 30, 2010, we paid distributions to the limited and general partners totaling $1,040,000 ($52.00 per unit) and $360,000, respectively, as compared to $980,000 ($49.00 per unit) and $340,000, respectively, for the same period in 2009.  During the nine months ended September 30, 2010, we paid distributions to the limited and general partners totaling $3,340,000 ($167.00 per unit) and $1,158,000, respectively, and $2,940,000 ($147.00 per unit) and $1,020,000, respectively, for the same period in 2009.  Future distribution rates will be adjusted to levels which are supported by operating cash flow after provisions for capital improvements and any other necessary obligations.

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

Under the supervision and with the participation of the Partnership’s management, including Public Storage’s Chief Executive Officer and Chief Financial Officer, Public Storage evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report.  Based on that evaluation, Public Storage’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

 The information set forth under the heading “Legal Matters” in Note 6 to the Partnership’s September 30, 2010 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A.  Risk Factors

 As of September 30, 2010, no material changes had occurred in our risk factors as discussed in Item 1A of the Public Storage Properties, Ltd. Annual Report on Form 10-K for the year ended December 31, 2009.

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
DATED: November 12, 2010
PUBLIC STORAGE PROPERTIES LTD.
BY:	Public Storage
General Partner
	BY:	/s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer

Exhibit No.	Exhibit Index
31.1	Rule 13a-14(a) Certification. Filed herewith.
31.2	Rule 13a-14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.