Form 10-K
period 2010-12-31
PUBLIC STORAGE PROPERTIES LTD
filed 2011-03-25
CIK 202953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010.

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

(818) 244-8080

(Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [X]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2010:

Limited Partner Units, $500.00 Par Value - $14,495,000 (computed on the basis of $1,925.00 per unit which was the highest reported sale price prior to the quarter ended June 30, 2010).

The number of units outstanding of the registrant's classes of common equity as of March 25, 2011:

Units of Limited Partnership Interest, $500.00 Par Value – 20,000 units

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART I

ITEM 1.                      Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions.  These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties, Ltd.’s (the “Partnership”, “we” or “our”) actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (“SEC”) and the following:

●
general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax, including property tax, real estate and zoning laws and regulations, and the impact of natural disasters;

●	risks associated with downturns in the local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our tenants;

●	the impact of competition from new and existing self-storage and commercial and other storage alternatives;

●
the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, tax and tenant insurance matters, and risks related to the impact of new laws and regulations;

●	disruptions or shutdowns of our automated processes and systems or breaches of our data security; and

●	economic uncertainty due to the impact of war or terrorism.

We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where required by law.  Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

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

You may read and copy any materials the Partnership files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The Partnership does not maintain a website.  However, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Partnership, that file electronically with the SEC at http://www.sec.gov.

In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership’s self-storage facilities operator), Public Storage, Inc. (which was one of the Partnership’s general partners) and their affiliates (collectively, “PSMI”), culminating in the November 16, 1995 merger (the “PSMI Merger”) of PSMI into Storage Equities, Inc., a real estate investment trust (“REIT”) organized as a California corporation.  In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and acquired substantially all of PSMI’s United States (“U.S.”) real estate operations and became a co-general partner of the Partnership and the operator of the Partnership’s self-storage facilities.  Effective June 1, 2007, Public Storage, Inc. was reorganized into Public Storage (herein referred to as “Public Storage” or “PS”), a Maryland real estate investment trust.

The Partnership's general partners are PS and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners").  Hughes has been a general partner of the Partnership since its inception.  Hughes is chairman of the board of PS, and was its chief executive officer through November 7, 2002.  Hughes and members of his family (the “Hughes Family”) own approximately 16.7% of the outstanding common shares of PS at March 1, 2011.  PS, Hughes, and affiliates also own Units of the Partnership, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and trustees of PS.  PS manages the self-storage properties owned by the Partnership (see also “Management Agreement with PS” below).  The limited partners of the Partnership have no right to participate in the operation or conduct of the Partnership’s business and affairs.

The term of the Partnership is until all properties have been sold and, in any event, not later than December 31, 2035.

The Impact of Current Economic Factors

The Partnership’s business has been negatively affected by the recessionary environment experienced in 2008 through 2010.  Occupancies, rental rates and overall rental income at the Partnership’s facilities came under pressure as demand for self-storage space softened.  We have responded by reducing rental rates, increasing promotional discounts, and increasing marketing activities to stimulate additional demand for our storage space.

Investment Objectives and Policies

The Partnership’s investment objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in the value of its investments, and (iii) provide for cash distributions from operations.

Following are the Partnership’s investment practices and policies.  The Partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds before December 31, 2035.  While a vote of the limited partners is generally required to change the Partnership’s investment policies, the general partners hold a majority of the limited partnership units, and as a result, the General Partners could change these policies through their vote alone.

●
Our investments consist of nine self-storage facilities located in the U.S.  See “Self-Storage Facilities” below and Item 2 “Properties” for further information.  These investments were acquired both for income and capital gains.

●	There is no limitation on the amount or percentage of assets, which can be invested in any specific person.

The Partnership does not anticipate issuing securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities.  The Partnership may consider borrowing money with the intent of using the proceeds for distribution to partners.  There can be no assurance that the Partnership would be able to access any such borrowings at rates of interest the Partnership will find attractive in order to do so, if such a course of action were otherwise deemed necessary.

Self-Storage Facilities

Self-storage facilities are designed to offer accessible storage space for personal and business use at a relatively low cost.  A user rents a fully enclosed space, securing the space with their own lock, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours.  On-site operation is the responsibility of property managers who are supervised by district managers.  Some self-storage facilities also include rentable uncovered parking areas for vehicle storage.  Storage facility spaces are rented on a month-to-month basis.  Rental rates vary according to the location of the property, the size of the storage space, and other characteristics that affect the relative attractiveness of each particular space, such as whether the space has drive-up access or is close to elevators.

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

Operating Strategies

The Partnership’s self-storage facilities are operated by PS pursuant to a management agreement described below, under the “Public Storage” brand name, which the Partnership believes is the most recognized name in the self-storage industry.  The major elements of the Partnership’s operating strategies are as follows:

•
“PS” Brand Name Recognition: PS has informed the Partnership that it is the largest self-storage facility operator in the U.S. in terms of both number of facilities and rentable space operated.  Its storage operations within the U.S. are conducted in major markets in 38 states, giving PS national recognition and prominence.  Its facilities tend to be highly visible and located in heavily populated areas, improving the local awareness of the brand.  Because the Partnership’s facilities are marketed under the PS brand, the Partnership benefits from these brand advantages.

•
Economies of scale: The size and scope of PS’ operations have enabled the properties it manages to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions with specialists, such as facility maintenance, employee compensation and benefits programs, pricing of our product, as well as the development and documentation of standardized operating procedures.  Its concentration in the Partnership’s markets also provides managerial efficiencies stemming from having a large number of facilities in close proximity to each other, and makes various promotional and media programs, such as yellow pages, Internet keyword bidding, and television advertising, more economical.  The Partnership shares in these efficiencies.

•
National Telephone Reservation System:  PS operates a centralized telephone reservation system, which provides added customer service and helps to maximize utilization of available self-storage space, including the Partnership’s space.  Customers calling either the toll-free telephone referral system, (800) 44-STORE, or a storage facility, are directed to the national reservation system.  A representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PS and its subsidiaries.  We believe that PS’ centralized telephone reservation system improves the marketing of the Partnership’s storage space by providing higher-quality selling efforts through dedicated sales specialists.

•
On-line reservation and marketing system: PS provides customers the ability to review space availability, pricing, and make reservations for its and the Partnership’s facilities online through its website, www.publicstorage.com.  PS invests extensively in advertising on the Internet, primarily through the use of search engines.

•
Systems and controls.  PS has an organizational structure and a property operation system which links its corporate office with each of its and the Partnership’s self-storage facilities.  This enables PS to obtain daily information from each facility and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies, and to identify changing market conditions and operating trends as well as analyze customer data, and quickly change properties’ pricing and promotional mix on an automated basis.  Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department.  PS also has an extensive internal audit program designed to ensure adherence to specified policies and procedures, and thereby ensure proper handling of cash collections.

•
Professional property operations.  There are approximately 4,900 persons who render services for the PS system in the U.S., primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PS and other owners of properties operated by PS.

Management Agreement with PS

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

In the purchasing of services such as advertising (including Internet and broadcast media advertising) and insurance, PS attempts to achieve economies-of-scale by combining the resources of the various facilities that it operates.  Facilities operated by PS are typically advertised via signage, yellow pages, flyers, broadcast media advertising (i.e. television and radio) in geographic areas in which many of the Partnership's facilities are located, as well through paid search engines on the Internet.  The Partnership’s facilities carry comprehensive insurance, including customary property, earthquake, general liability and workers compensation coverage through internationally recognized insurance carriers, subject to customary levels of deductibles.  Costs for these combined services are allocated in a manner meant to fairly allocate such costs based upon the related activities.

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

The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.  Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs.  The General Partners believe that the loss of the right to use the service marks and related designs could have an adverse effect on the Partnership’s business.

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

Other Business Activities

PS owns a corporation that reinsures policies issued to tenants against lost or damaged goods stored by tenants in the Partnership’s and PS’ storage facilities.  We believe that the availability of insurance reduces the Partnership’s potential liability to tenants for losses to their goods from theft or destruction.  This corporation receives the premiums and bears the risks associated with the reinsurance.  The Partnership receives a fee (an “Access Fee”) from this corporation in return for providing tenant listings.  This Access Fee is based on the number of spaces the Partnership has to rent.

A subsidiary of PS sells locks and boxes to the general public and tenants to be used in securing their spaces and moving their goods.  The subsidiary of PS receives the revenues and bears the cost of the activities, and pays the Partnership rent for the space it uses at the Partnership’s facilities to conduct its activities.  We believe these activities, along with availability of insurance as noted above, supplement and strengthen the Partnership’s existing self-storage business by further meeting the needs of storage customers.

Borrowings

The Partnership has no outstanding borrowings.

Federal Income Tax

Public Storage Properties, Ltd. is treated as a partnership for federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement.  Accordingly, no federal income tax expense is recorded by the Partnership.

Employees

The Partnership has no employees.  There are approximately 35 persons who render services on behalf of the Partnership.  These persons, who are employed by affiliates of PS, include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel.  Some employees may be employed on a part-time basis and may be employed by other persons, partnerships or other entities owning facilities operated by PS.

Seasonality

The Partnership experiences minor seasonal fluctuations in the occupancy levels of its self-storage facilities with occupancies generally higher in the summer months than in the winter months.  The Partnership believes that these fluctuations result in part from increased moving activity during the summer months.

ITEM 1A.                      Risk Factors

In addition to the other information in this Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Partnership.  This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Item 1.

The General Partners control the Partnership as a group and may have interests that differ from the interests of our other unitholders.

Public Storage is a general partner and beneficially owns approximately 31.4% of the Partnership’s outstanding Units.  In addition, B. Wayne Hughes, is also a general partner of the Partnership, and serves as Chairman of PS.  Mr. Hughes and members of his family beneficially own 31.0% of the Partnership’s outstanding Units.  As a result, the general partners, as a group, control matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving a merger, business combination or other extraordinary business transaction involving the Partnership or the sale of all or substantially all of the Partnership assets, and accordingly, could approve transactions that the limited partners may not consider to be in their best interests or that the limited partners may disagree with or could disapprove of transactions that the limited partners believe are in their best interests. Such transactions may include mergers, business combinations or other extraordinary business transactions involving the Partnership and PS and/or its subsidiaries.

In addition, the Partnership has no directors or executive officers.  The general partners, who collectively control approximately 62.4% of the limited partnership units, manage the Partnership.  The individuals managing the Partnership on behalf of the general partners may have interests that differ from those of our other unitholders and may take actions to advance the interests of the general partners to the detriment of our other unitholders.

The Management Agreement with Public Storage may be cancelled by Public Storage, which would terminate the Partnership’s right to Public Storage’s management services as well as the Partnership’s right to use certain Public Storage service marks and related designs, including the “Public Storage” name.

Public Storage and the Partnership have entered into a Management Agreement, which provides that Public Storage will manage the Partnership’s properties. In addition, for as long as the Management Agreement is in effect, Public Storage has granted the Partnership a non-exclusive license to use two Public Storage service marks and related designs including the "Public Storage" name in conjunction with rental and operation of facilities managed pursuant to the Management Agreement.

The Management Agreement between the Partnership and Public Storage provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by Public Storage. Upon termination of the Management Agreement, Public Storage would no longer manage the Partnership’s properties and the Partnership would no longer have the right to use the service marks and related designs.  The General Partners believe that the loss of Public Storage’s management services and the loss of the right to use the service marks and related designs could have an adverse effect on the Partnership’s business.

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

The value of our investments may be reduced by general risks of real estate ownership.  Since we derive substantially all of our income from real estate operations, we are subject to the general risks of acquiring and owning real estate-related assets, including:

•	lack of demand for rental spaces or units in a locale;

•	changes in general economic or local conditions;

•	natural disasters, such as earthquakes, hurricanes and floods; which could exceed the aggregate limits of our insurance coverage;

•	potential terrorist attacks;

•	changes in supply of or demand for similar or competing facilities in an area;

•	the impact of environmental protection laws;

•
changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a nonstrategic property difficult or unattractive including the impact of the current turmoil in the credit markets;

•	increases in insurance premiums, property tax assessments and other operating and maintenance expenses;

•	adverse changes in tax, real estate and zoning laws and regulations; and

•	tenant and employment-related claims.

There is significant competition among self-storage facilities and from other storage alternatives.  All of the Partnership’s properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2010.  Local market conditions play a significant part in how competition will affect the Partnership’s properties.  Competition in the market areas in which many of the Partnership’s properties are located from other self-storage facilities, including other facilities managed by Public Storage and other storage alternatives is significant and has affected our occupancy levels, rental rates and operating expenses.  Any increase in availability of funds for investment in real estate may accelerate competition.  Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas of the Partnership’s properties.

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

We have conducted preliminary environmental assessments on the Partnership’s properties to evaluate the environmental condition of, and potential environmental liabilities associated with, the properties.  These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity.  In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities.  In this regard, some of our facilities are or may be the subject of federal or state environmental investigations or remedial actions.  Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operations.

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

Property taxes can increase and cause a decline in yields on investments.  Each of the Partnership’s properties is subject to real property taxes.  These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities.  The Partnership’s properties are located in California and we believe that they are assessed at levels that are significantly below current fair values, due to longstanding laws that generally limit assessment increases if there is no change in ownership or new construction.  Recent local government shortfalls in tax revenue may cause pressure to increase tax rates, assessment levels, or eliminate the longstanding limits on assessment increases and limits on tax rates.  In addition, changes in ownership, either direct or indirect (such as by transfers of partnership interests), could trigger a California reassessment.  Any such increases could adversely impact our profitability.

We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All the Partnership’s properties must comply with the Americans with Disabilities Act and with related regulations (the “ADA”).  The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities.  Various state laws impose similar requirements.  A failure to comply with the ADA or similar state laws could result in government imposed fines on us and could award damages to individuals affected by the non-compliance.  In addition, we must operate the Partnership’s properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations.  Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution.  Failure to comply with these requirements could also affect the marketability of our real estate facilities.

We incur liability from tenant and employment-related claims.  From time to time we must resolve tenant claims and employment-related claims by corporate level and field personnel.

Public Storage’s acquisitions or development of properties may subject the Partnership to additional risks.

PS has historically been an acquirer and developer of real estate facilities, most significantly by acquiring 646 self-storage facilities located in the U.S. in 2006 through its acquisition of Shurgard Storage Centers.  Public Storage has acquired 42 properties since January 1, 2010.  Such acquisitions or newly developed facilities do not change the financial interests of the Partnership.  However, individual Partnership properties may experience a decrease in move-ins, reductions to rental rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long-term due to the competitive impact of Public Storage management of the newly acquired or developed facilities, particularly with respect to those facilities that are close to the Partnership’s facilities.

Global economic conditions could adversely affect our business, financial condition, growth and access to capital.

There continues to be global economic uncertainty, elevated levels of unemployment, reduced levels of economic activity, and it is uncertain as to when economic conditions will improve.  These negative economic conditions in the markets where we operate facilities, and other events or factors that adversely affect disposable income, have and are likely to continue to adversely affect our business.

As a further result of the current global financial crisis, our ability to borrow at reasonable rates may be adversely affected by challenging credit markets conditions.  While we currently believe that we have sufficient working capital and cash flow from operations to continue to operate our business as usual, turbulence in the credit markets and in the national economy could adversely affect our access to capital.

Public Storage has become increasingly dependent upon automated processes, telecommunications, and the Internet and is faced with system security and system failure risks, which could affect its ability to manage our properties effectively.

Public Storage has become increasingly centralized and dependent upon automated information technology processes, and certain critical components of its operating systems are dependent upon third party providers.  As a result, PS could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted operations at its third party providers.  Even though PS believes it utilizes appropriate duplication and back-up procedures, a significant outage in its third party providers could negatively impact its operations, and therefore the Partnership’s facilities.  In addition, a portion of Public Storage’s business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations.  Experienced computer programmers may be able to penetrate PS’ network security and misappropriate its confidential information, create system disruptions or cause shutdowns.  Nearly half of our new tenants come from sales channels dependent upon telecommunications (telephone or Internet).

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

There can also be no assurance that, in response to current economic conditions or the current political environment or otherwise, laws and regulations will not be implemented or changed in ways that adversely affect our operating results and financial condition, such as recently adopted legislation that expands health care coverage costs or facilitates union activity or federal legislative proposals to otherwise increase operating costs.

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

Increases in interest rates may adversely affect the price of our Units.

One of the factors that influence the market price of our Units is the annual rate of distributions that we pay on the securities, as compared with interest rates.  An increase in interest rates may lead purchasers of Units to demand higher annual distribution rates, which could adversely affect the market price of our Units.

The Partnership’s ownership interest in STOR-Re may lose value or become a liability.

The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation (“STOR-Re”), which was formed in 1994 as an association captive insurance company, and is controlled by PS.  STOR-Re provided limited property and liability insurance coverage to the Partnership, PS, and affiliates of PS for losses occurring prior to April 1, 2004.  Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported.  Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership’s investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate.  Financial data with respect to STOR-Re is included in Note 5 to the Partnership’s December 31, 2010 financial statements.

Developments in California may have an adverse impact on our business and financial results.

All of the Partnership’s properties are located in California, which like many other state and local jurisdictions is facing severe budgetary problems and deficits.  Action that may be taken in response to these problems, such as increases in property taxes, changes to sales taxes, adoption of a proposed “Business Net Receipts Tax” or other governmental efforts to raise revenues could adversely impact our business and results of operations.

ITEM 1B.                      Unresolved Staff Comments

Not applicable.

ITEM 2.                      Properties

The following table sets forth information as of December 31, 2010 about properties owned by the Partnership:

Location	Size of Parcel	Net Rentable Area	Number of Spaces	Date of Purchase	Completion Date
California
Corona	2.82 acres	52,000 sq. ft.	463	June 29, 1978	Dec. 1978
Fremont	3.00 acres	53,000 sq. ft.	456	Mar. 21, 1978	Nov. 1978
Milpitas	3.40 acres	39,000 sq. ft	419	May 8, 1978	Nov. 1978
Norco	1.66 acres	29,000 sq. ft	258	July 19, 1978	Dec. 1978
North Hollywood	2.06 acres	38,000 sq. ft.	343	Mar. 17, 1978	Dec. 1979
Pasadena	1.84 acres	37,000 sq. ft.	386	Feb. 24, 1978	Aug. 1978
Sun Valley	2.72 acres	53,000 sq. ft.	477	May 30, 1978	Oct. 1978
Wilmington	6.32 acres	133,000 sq. ft.	1,087	Apr. 18, 1978	Aug. 1978
Whittier - El Monte	3.28 acres	58,000 sq. ft.	536	Nov. 29, 1977	July 1978

For the year ended December 31, 2010, the weighted average occupancy level and the rental income per occupied square foot for our self-storage facilities were approximately 91.0% and $16.01, respectively.

The Partnership does not have any agreements to buy or sell any real estate.  The Partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds before December 31, 2035.

As of December 31, 2010, none of the properties were encumbered by mortgage debt.

ITEM 3.                      Legal Proceedings

PS and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time.  We believe that it is unlikely that the outcome of these pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon the results of our operations or financial position.

ITEM 4.                      (Removed and reserved)

PART II

ITEM 5.                      Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Partnership has no common stock.

The Units are not listed on any national securities exchange or quoted on the NASDAQ System and there is no established public trading market for the Units.  Secondary sales activity for the Units has been limited and sporadic.  The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly-traded partnership" for tax purposes, and (c) because the General Partners (and their affiliates) have purchased Units.  However, the General Partners do not have first hand information regarding the prices at which secondary sale transactions in the Units have been effectuated nor do they have any first hand information as to bid and ask quotations for Units, to the extent there are any.  Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions.  Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

Exclusive of the General Partners' interest in the Partnership, as of December 31, 2010, there were approximately 586 unitholders of record.

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

Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.                      Selected Financial Data

	For the Year Ended December 31,
	2010	2009	2008	2007	2006

Revenues	$7,385,000	$7,505,000	$7,872,000	$7,524,000	$7,371,000

Depreciation	150,000	147,000	142,000	130,000	165,000

Net income	5,259,000	5,386,000	5,649,000	5,314,000	5,042,000

Limited partners' share	3,707,000	4,059,000	4,266,000	3,701,000	3,751,000

General partners' share	1,552,000	1,327,000	1,383,000	1,613,000	1,291,000

Limited Partners' Per Unit Data (1):
Net income	$185.35	$202.95	$213.30	$185.05	$187.55
Cash distributions	$225.00	$191.00	$199.00	$234.00	$186.00

Balance Sheet Data:

Cash and cash equivalents	$273,000	$422,000	$802,000	$559,000	$1,483,000

Total assets	$3,504,000	$4,280,000	$4,089,000	$3,745,000	$4,720,000

(1)	Per Unit data is based on the weighted average number of the Units (20,000) outstanding during each period.

ITEM 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Partnership’s financial statements and notes thereto.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The notes to the Partnership’s December 31, 2010 financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our financial statements and related disclosures.

Management believes the following are critical accounting policies, the application of which has a material impact on the Partnership’s financial statement presentation.  That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Impairment of Real Estate: Substantially all of our assets consist of real estate.  The evaluation of our real estate for impairment includes determining whether indicators of impairment exist, which is a subjective process.  When any indicators of impairment are found, the evaluation of such real estate then entails projections of future operating cash flows, which also involves significant judgment.  Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired.  Any resulting impairment loss could have a material adverse impact on the Partnership’s financial condition and results of operations.

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

Accruals for Contingencies: The Partnership is exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Notes 5 and 8 to the Partnership’s December 31, 2010 financial statements.

Accruals for Operating Expenses: We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations.  If these estimates and assumptions are incorrect, our expenses could be misstated.

Overview of Management’s Discussion and Analysis of Operations

The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators.  Competition in the markets in which the Partnership owns facilities is significant and has increased over the past several years due to additional development of self-storage facilities.  We believe that the increase in competition has had a negative impact on the Partnership’s occupancy levels and rental rates in many markets.

The self-storage industry is subject to general economic conditions, particularly those that affect the disposable income and spending of consumers, as well as those that affect moving trends.  Due to the recessionary pressures in the U.S., demand for self-storage space has been negatively impacted since the fourth quarter of 2008.  As a result, the Partnership’s properties have experienced downward pressure on occupancy levels, rental rates and revenues.  We will continue to focus on improving the operating performance of the Partnership’s properties primarily through increases in revenues achieved through the Internet, the national telephone reservation system and associated marketing efforts.

Results of Operations

Net Income

The Partnership's net income for 2010 was $5,259,000, as compared to $5,386,000 for 2009, representing a decrease of $127,000 or 2.4%.  This decrease was due primarily to a $130,000 reduction in rental income described below.

The Partnership's net income for 2009 was $5,386,000, as compared to $5,649,000 for 2008, representing a decrease of $263,000 or 4.7%.  This decrease was due primarily to a $319,000 reduction in rental income and a $48,000 reduction in other income described below.

Rental Income

Rental income for 2010 was $7,172,000, as compared to $7,302,000 for 2009, representing a decrease of $130,000 or 1.8%.  The decrease in rental income was primarily a result of a 2.3% decrease in rental income per occupied square foot.  Rental income for 2010 decreased to $16.01 per occupied square foot, as compared to $16.39 per occupied square foot for 2009.  Weighted average occupancy levels at the self-storage facilities were 91.0% and 90.6% for 2010 and 2009, respectively, representing an increase of 0.4%.

Rental income for 2009 was $7,302,000, as compared to $7,621,000 for 2008, representing a decrease of $319,000 or 4.2%.  The decrease in rental income was primarily a result of a 3.2% decrease in rental income per square foot.  Rental income for 2009 decreased to $16.39 per occupied square foot, as compared to $16.94 per occupied square foot for 2008.  Weighted average occupancy levels at the self-storage facilities were 90.6% and 91.5% for 2009 and 2008, respectively, representing a decrease of 1.0%.

Our operating strategy is to maintain occupancy levels at approximately 89% to 90% throughout the year.  In order to achieve this strategy, PS adjusts rental rates and promotional discounts offered to new tenants, and increases or decreases television and other media advertising, depending on traffic patterns of new tenants renting space offset by existing tenants vacating.  We experience seasonal fluctuations in the occupancy levels with occupancies generally higher in the summer months than in the winter months.  Consequently, rates charged to new tenants are typically higher in the summer months than in the winter months.

We believe overall demand for self-storage space in the Partnership’s markets has been negatively impacted since late 2008 due to recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in the markets in which we operate.  As occupancies declined, we reduced rental rates and increased promotional discounts in order to stimulate move-in activity and restore occupancies.  Year over year decreases in rental income peaked in the quarter ended December 31, 2009 at 6.9%, however the decreases have abated progressively each quarter since then as occupancies improved and year-over-year comparables became more favorable, such that rental income was flat in the quarter ended December 31, 2010.

The following chart sets forth our rental income, occupancy, and rental income per occupied square foot trends in our facilities in 2009 and 2010:

	Year over Year Change for Partnership’s Properties
Three Months Ended:	Rental income	Rental income per occupied square foot	Square foot occupancy

March 31, 2009	(0.7)%	(1.0)%	0.2%
June 30, 2009	(3.4)%	(3.2)%	(0.2)%
September 30, 2009	(5.6)%	(3.4)%	(2.4)%
December 31, 2009	(6.9)%	(5.3)%	(1.8)%
For entire year: 2009	(4.2)%	(3.2)%	(1.0)%

March 31, 2010	(4.4)%	(3.3)%	(1.2)%
June 30, 2010	(1.6)%	(2.4)%	0.8%
September 30, 2010	(1.0)%	(2.2)%	1.1%
December 31, 2010	0.0%	(1.4)%	1.5%
For entire year: 2010	(1.8)%	(2.3)%	0.4%

Notwithstanding increases in occupancy in 2010, we will continue to be competitive in our pricing and discounting in order to compete with other operators to attract new incoming tenants.  We expect to be more aggressive in increasing rental rates to existing tenants in 2011 as compared to 2010.  We expect the improved operating trends that have been experienced in 2010 to continue in the quarter ending March 31, 2011.

Cost of Operations

Cost of operations includes management fees paid to PS, (see Note 5 to the Partnership’s December 31, 2010 financial statements), and all other costs of operating the properties such as payroll, property tax, advertising and promotion expense, utilities, and repairs and maintenance.  Cost of operations for 2010 was $1,890,000, as compared to $1,887,000 for 2009, representing an increase of $3,000 or 0.2%, as increases in repairs and maintenance and property tax expenses were offset by lower advertising and promotion expense.

Cost of operations for 2009 was $1,887,000 compared to $1,983,000 for 2008, representing a decrease of $96,000 or 4.8%, as decreases in repairs and maintenance and utilities expense were partially offset by increases in advertising and promotion and property tax expense.

Estimating future cost of operations is difficult, particularly with respect to (i) utility expense, which is dependent upon changes in demand driven by weather and temperature as well as fuel costs, (ii)  repairs and maintenance, which varies based upon weather and the timing of periodic needs throughout our portfolio as well as random events, and (iii), advertising expense, which is driven in part by demand for self-storage space and current occupancy levels, which are not predictable.  Aggregate utility, repairs and maintenance, and advertising and promotion expenses totaled $399,000, $397,000 and $434,000 in 2010, 2009 and 2008, respectively.  Exclusive of utility, repairs and maintenance, and advertising and promotion expense, we expect inflationary increases in our cost of operations in 2011.

Other Income

Other income includes interest earned on cash balances, as well as access fees paid by PS Insurance Company - Hawaii, Ltd. (“PSICH”), a corporation owned by PS (described more fully in Note 5 to the Partnership’s December 31, 2010 financial statements).

Other income was $213,000 for 2010, as compared to $203,000 for 2009, representing an increase of $10,000 or 4.9%.  Included in other income are access fees totaling $211,000 and $196,000 for 2010 and 2009, respectively.  Access fees are paid to the Partnership by PSICH in return for providing tenant listings in connection with PSICH’s reinsurance business.

Other income was $203,000 for 2009, as compared to $251,000 for 2008, representing a decrease of $48,000 or 19.1%.  Included in other income are access fees totaling $196,000 and $215,000 for 2009 and 2008, respectively.  The decline is due to adjustments in timing of the recording of income in 2008 due to changes in accounting estimates.

Interest on cash balances has declined during the three years ended December 31, 2010, due to reductions in interest rates.  The Partnership has $273,000 in cash at December 31, 2010 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

Assuming a continuation of the current nominal rates of interest, we expect other income in 2011 to approximate other income in 2010.

Depreciation Expense

Depreciation expense was $150,000 and $147,000 for 2010 and 2009, respectively, representing an increase of $3,000 or 2.0%.  The increase in depreciation expense is primarily related to additional capital improvements.

Depreciation expense was $147,000 and $142,000 for 2009 and 2008, respectively, representing an increase of $5,000 or 3.5%.  The increase in depreciation expense is primarily related to additional capital improvements.

General and Administrative Expense

General and administrative expense was $86,000 and $85,000 in 2010 and 2009, respectively, representing an increase of $1,000, or 1.2%.

General and administrative expense was $85,000 and $98,000 in 2009 and 2008, respectively, representing a decrease of $13,000 or 13.3%.  This decrease is attributable to legal fees incurred in 2008 related to a proposed property condemnation which is no longer under consideration.

We expect general and administrative expense to increase primarily based upon inflation in 2011.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash of $273,000 as compared to total liabilities of $302,000.  Cash generated from operations ($6,013,000 for the year ended December 31, 2010) has been sufficient to meet all current obligations of the Partnership.  Capital improvements totaled $101,000 in 2010, $171,000 in 2009 and $247,000 in 2008.  Capital improvements are budgeted at $113,000 for 2011.

The Partnership does not anticipate issuing securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities.  The Partnership may consider borrowing money with the intent of using the proceeds for distribution to partners.  As the capital and credit markets are currently constrained and in flux, there can be no assurance that the Partnership would be able to access any such borrowings in order to do so, if such a course of action were otherwise deemed necessary.

Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly.  During the year ended December 31, 2010, we paid distributions to the limited and general partners totaling $4,500,000 ($225.00 per unit) and $1,561,000, respectively.  During the year ended December 31, 2009, we paid distributions to the limited and general partners totaling $3,820,000 ($191.00 per unit) and $1,325,000, respectively.  During the year ended December 31, 2008, we paid distributions to the limited and general partners totaling $3,980,000 ($199.00 per unit) and $1,380,000, respectively.  Future distribution rates will be adjusted to levels which are supported by operating cash flow after provisions for capital improvements and any other necessary obligations.

ITEM 7A.                      Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2010, the Partnership had no outstanding debt.

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

As of December 31, 2010, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership’s management, including Public Storage’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, Public Storage’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2010, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Public Storage’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including Public Storage’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an audit report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by the Partnership’s independent registered public accounting firm pursuant to rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      Other Information

Not applicable.

PART III

ITEM 10.                      Trustees, Executive Officers and Corporate Governance

The Partnership has no directors or executive officers.

The Partnership's General Partners are PS and B. Wayne Hughes.  PS, acting through its trustees and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership.  The self-storage facilities are managed by PS pursuant to a Management Agreement.

Pursuant to the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

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

The following is a biographical summary of the current executive officers of PS:

Ronald L. Havner, Jr., age 53, has been the Vice-Chairman, Chief Executive Officer and a member of the Board of Public Storage since November 2002 and President since July 1, 2005. Mr. Havner joined Public Storage in 1986 and held a variety of senior management positions until his appointment as Vice-Chairman and Chief Executive Officer in 2002. Mr. Havner has been Chairman of Public Storage’s affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT), serving as Treasurer and a member of the Audit and Investment Committee. He is also a member of the NYU REIT Center Board of Advisors and a director of Business Machine Security, Inc.

John Reyes, age 50, Senior Vice President and Chief Financial Officer, joined Public Storage in 1990 and was Controller of Public Storage from 1992 until December 1996 when he became Chief Financial Officer.  He became a Vice President of Public Storage in November 1995 and a Senior Vice President of Public Storage in December 1996.  From 1983 to 1990, Mr. Reyes was employed by Ernst & Young as a certified public accountant.

David F. Doll, age 52, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, repackagings, and capital improvements.  Before joining Public Storage, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

Candace N. Krol, age 49, became Senior Vice President of Human Resources in September 2005.  From 1985 until joining Public Storage, Ms. Krol was employed by Parsons Corporation, a global engineering and construction firm, where she served in various management positions, most recently as Vice President of Human Resources for the Infrastructure and Technology global business unit.

Steven M. Glick, age 54, became Senior Vice President and Chief Legal Officer of Public Storage on February 23, 2010.  From April 2005 until joining Public Storage, Mr. Glick was Senior Vice President and General Counsel, Americas for Technicolor (NYSE:TCH), a services, systems and technology company.  Immediately before joining Technicolor (then named Thomson), he was an Executive Vice President at Paramount Pictures with responsibility for, among other things, legal, business development and licensing for International Home Entertainment.

The following is a biographical summary of the current outside Trustees of PS:

B. Wayne Hughes, age 77, has been a member of the Board of PS since its organization in 1980.  Mr. Hughes was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer.  Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board.  Mr. Hughes is currently a private investor and operates a horse farm in Kentucky.  Mr. Hughes has been active in the real estate investment field for over 40 years.  He is the father of B. Wayne Hughes, Jr., and Tamara Hughes Gustavson, who are also members of the PS Board.

Dann V. Angeloff, age 75, Chairman of the Nominating/Corporate Governance Committee and a member of the Audit Committee, has been a member of the Board of PS since its organization in 1980.  Mr. Angeloff has been President of the Angeloff Company, a corporate financial advisory firm, since 1976.  Mr. Angeloff is currently the general partner and owner of a 20% interest in a limited partnership that in 1974 purchased a self-storage facility operated by PS.  He is also a director of Electronic Recyclers International.  Within the last five years, Mr. Angeloff also served on the boards of Bjurman, Barry Fund, Inc., Nicholas/Applegate Fund, Retirement Capital Group and SoftBrands, Inc.

John T. Evans, age 72, member of the Nominating/Corporate Governance Committee and the Compensation Committee, became a member of the PS Board in August 2003.  Mr. Evans was a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 until his retirement in June 2009 and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993.  Mr. Evans specialized in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance.  Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Toronto East General Hospital.  Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

Tamara Hughes Gustavson, age 49, became a member of the PS Board in December 2008.  She was employed by PS from 1983 to 2003, serving most recently as Vice President, Administration.  She also serves on the Board of Directors of the USC-CHLA Institute for Pediatric Clinical research.  Ms Gustavson is the daughter of B. Wayne Hughes, Chairman of the Board, and the sister of B. Wayne. Hughes, Jr., also a Trustee.

Uri P. Harkham, age 62, a member of the Compensation Committee, became a trustee of the PS Board in March 1993.  Mr. Harkham has been the President and Chief Executive Officer of Harkham Industries, which specializes in designing, manufacturing and marketing women’s clothing under its four labels, Harkham, Hype, Jonathan Martin and Johnny Martin, since its organization in 1974.  Since 1978, Mr. Harkham has been the Chief Executive Officer of Harkham Family Enterprises, a real estate firm specializing in buying and rebuilding retail and mixed use real estate throughout Southern California.

B. Wayne Hughes, Jr., age 51, became a trustee of the PS Board in January 1998.  He was employed by PS from 1983 to 2002, serving as Vice President - Acquisitions of the Company from 1992 to 2002.  Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC and its affiliates, companies engaged in the acquisition and operation of commercial properties in California.  He is the son of B. Wayne Hughes, Chairman of the Board, and the brother of Tamara Hughes Gustavson, also a Trustee.

Avedick B. Poladian, age 59, has been Executive Vice President and Chief Operating Officer for Lowe Enterprises, Inc., a diversified national real estate company active in commercial, residential and hospitality property investment, management and development since 2007. He was Executive Vice President, Chief Financial Officer and Chief Administrative Officer for Lowe from 2003 to 2006. Mr. Poladian was with Arthur Andersen from 1974 to 2002 and is a certified public accountant (inactive). He is also a director and member of the Audit Committee of Occidental Petroleum Corporation and Western Asset Funds (Western Asset Income Fund, Western Asset Premier Bond Fund and Western Asset Funds, Inc.) and was a director of California Pizza Kitchen from 2004 to 2008.  He is also a director of the YMCA of Metropolitan Los Angeles and a former Trustee of Loyola Marymount University.

Gary E. Pruitt, age 61, Chairman of the Audit Committee and a member of the Compensation Committee, became a trustee of the PS Board in August 2006 in connection with the merger of Shurgard Storage Centers, Inc. with PS.  Mr. Pruitt was previously a director of Shurgard.  He retired as the Chairman of Univar N.V., a chemical distribution company based in Bellevue, Washington with distribution centers in the United States, Canada and Europe, on November 30, 2010.  Mr. Pruitt joined Univar in 1978 and held a variety of senior management positions until his appointment as Chairman and Chief Executive Officer in 2002.  Mr. Pruitt retired as CEO of Univar in October 2009.  Mr. Pruitt is also a member of the Board of Directors of Itron, Inc., Esterline Technologies Corp. and Premera Blue Cross (a private company).

Ronald P. Spogli, age 63, co-founded Freeman Spogli & Co., a private investment firm, in 1983 after a career in investment banking with Dean Witter Reynolds where he was a Managing Director responsible for mergers and acquisitions in the western United States.  He rejoined the Freeman Spogli & Co. in June 2009 after having served as the United States Ambassador to the Italian Republic and the Republic of San Marino from August 2005 until February 2009.  Mr. Spogli graduated Phi Beta Kappa with great distinction in history from Stanford University.  He earned his Master’s degree in business administration from Harvard University.

Daniel C. Staton, age 58, Chairman of the Compensation Committee and a member of the Audit Committee, became a member of the PS Board in March 1999 in connection with the merger of Storage Trust Realty with the Company.  Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999.  He is Chairman of Staton Capital, an investment and venture capital company and the Co-Chief Executive Officer of FriendFinder Networks, Inc. (formerly PMGI), a print and electronic media company and Chief Executive Officer of Enterprise Acquisition Corp. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999.

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

The members of the PS Audit Committee of the Board are:  Gary E. Pruitt (Chairman), Dann V. Angeloff, Avedick B. Poladian, and Daniel C. Staton.  The Board of PS has determined that Audit Committee members, Gary E. Pruitt and Daniel C. Staton, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission.  The Board has further determined that Messrs. Pruitt, Angeloff, Poladian and Staton are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	At March 25, 2011, the following beneficially owned more than 5% of the Units:

Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class
Units of Limited Partnership Interest	Public Storage 701 Western Ave. Glendale, California 91201	6,274 Units (1)	31.4%

Units of Limited Partnership Interest	H-G Family Corporation, PS Orangeco Partnerships, Inc. 701 Western Ave. Glendale, California 91201	6,196 Units (2)	31.0%

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

The General Partners (or their predecessor-in-interest) have contributed $101,010 to the capital of the Partnership and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution (approximately $80,808 was contributed by PS and $20,202 was contributed by Mr. Hughes).  In 1995, Mr. Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Mr. Hughes.  In 2002, BWH Marina Corporation II sold its interest to H-G Family Corporation.  As such, Mr. Hughes continues to act as a general partner but receives no direct compensation or other consideration from the Partnership.  Information regarding ownership of Units by PS and Hughes, the General Partners, is set forth under section (a) above.  The trustees and executive officers of PS (including Hughes), as a group (15 persons), beneficially own an aggregate of 6,196 Units, representing 31.0% of the Units (including the 6,000 Units owned by H-G Family Corporation and the 196 Units owned by PS Orangeco Partnerships, Inc.).

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

ITEM 13.                      Certain Relationships, Related Transactions and Trustee Independence

      The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions.  During 1985, the partners received cumulative distributions equal to their capital contributions.  Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II (“BWH Marinas”), and BWH Marinas sold its interests to H-G Family Corporation in 2002.  In addition to their distribution rights with respect to their general partner’s interests, PS and H-G Family Corporation own 6,274 and 6,000 Limited Partner Units, respectively.  During 2010, PS and H-G Family Corporation received approximately $1,249,000 and $312,000, respectively, in distributions related to their general partner’s ownership interests.  As described above, the General Partners also hold Limited Partnership Units.  Through these holdings, PS and the Hughes Family received $1,429,000 and $1,341,000, respectively, of cash distributions during 2010.

The Partnership has a management agreement (the “Management Agreement”) with PS (as successor-in-interest to PSMI).  Under the Management Agreement, the Partnership pays PS a fee of 6% of the gross revenues of the properties operated for the Partnership.  For as long as the Management Agreement is in effect, PS has granted the Partnership a non-exclusive license to use two PS service marks and related designs, including the “Public Storage” name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement.  Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs.  The General Partners believe that the loss of the right to use the service marks and related designs could have an adverse effect on the Partnership’s business.  The Management Agreement with PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.  During 2010, 2009 and 2008, the Partnership paid fees of $430,000, $438,000 and $457,000, respectively, to PS pursuant to the Management Agreement.

In addition, captive insurance entities controlled by PS (see Note 5 to the Partnership’s December 31, 2010 financial statements) provide limited property and liability insurance to the Partnership at commercially competitive rates.  The Partnership and PS also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities’ limitations.  Premiums paid to the captive entities for the years ended December 31, 2010, 2009 and 2008 were $45,000, $45,000 and $55,000, respectively.  These captive entities also reinsure insurance policies providing certain coverage for losses to goods stored by tenants in the Partnership’s and PS’ storage facilities.  These captive entities receive the premiums and bear the risks associated with the re-insurance.  The Partnership receives a fee (an “Access Fee”) from these captive entities in return for providing tenant listings.  This Access Fee is based on the number of spaces the Partnership has to rent.  Included in other income are Access Fees totaling $211,000, $196,000 and $215,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

A subsidiary of PS sells locks and boxes to the general public and tenants to be used in securing their spaces and moving their goods.  The subsidiary of PS receives the revenues and bears the cost of the activities, and pays the Partnership rent for any space it uses at the Partnership’s facilities in conducting its activities.  Included in rental income is rent received by the Partnership with respect to this space totaling $5,000 for each of the years ended December 31, 2010, 2009 and 2008.

The Partnership’s facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies.  Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities.  As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities.  The total of such expenses, substantially all of which are included in cost of operations on the Partnership’s statements of income, amounted to $683,000, $708,000 and $737,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2009, the Partnership had $559,000 in amounts due from affiliates.  These amounts arose in December 2009 from the timing of the settlement of shared costs and were collected in January 2010.

The Trustees of PS are identified in Item 10 on page 19 of this report.

ITEM 14.                      Principal Accountant Fees and Services

Fees billed to the Partnership by Ernst & Young LLP for 2010 and 2009, as are follows:

Audit Fees:  Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership’s annual financial statements and reviews of the quarterly financial statements included in the Partnership’s quarterly reports on Form 10-Q totaled $20,000 and $19,000 for the years ended December 31, 2010 and 2009, respectively.

Tax Fees:  Tax fees billed to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $15,000 and $13,000 for the years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees and Other Fees:  During 2010 and 2009 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

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

PUBLIC STORAGE PROPERTIES, LTD.
a California Limited Partnership
Dated: March 25, 2011	By:	Public Storage, General Partner

		By:	/s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Vice Chairman of the Board, Chief Executive Officer and President of Public Storage, Corporate General Partner

	By:	/s/ B. Wayne Hughes
B. Wayne Hughes, General Partner and Chairman of the Board of Public Storage

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Ronald L. Havner Jr.	Vice Chairman of the Board, Chief Executive Officer and President of Public Storage, Corporate General Partner	March 25, 2011
Ronald L. Havner, Jr.

/s/ B. Wayne Hughes	General Partner and Chairman of the Board of Public Storage	March 25, 2011
B. Wayne Hughes

/s/ John Reyes	Senior Vice President and Chief Financial Officer of Public Storage (principal financial officer and principal accounting officer)	March 25, 2011
John Reyes

/s/ Dann V. Angeloff	Trustee of Public Storage	March 25, 2011
Dann V. Angeloff

/s/ John T. Evans	Trustee of Public Storage	March 25, 2011
John T. Evans

/s/ Tamara Hughes Gustavson	Trustee of Public Storage	March 25, 2011
Tamara Hughes Gustavson

/s/ Uri P. Harkham	Trustee of Public Storage	March 25, 2011
Uri P. Harkham

/s/ B. Wayne Hughes, Jr.	Trustee of Public Storage	March 25, 2011
B. Wayne Hughes, Jr.

/s/ Avedick B. Poladian	Trustee of Public Storage	March 25, 2011
Avedick B. Poladian

/s/ Gary E. Pruitt	Trustee of Public Storage	March 25, 2011
Gary E. Pruitt

/s/ Ronald P. Spogli	Trustee of Public Storage	March 25, 2011
Ronald P. Spogli

/s/ Daniel C. Staton	Trustee of Public Storage	March 25, 2011
Daniel C. Staton

PUBLIC STORAGE PROPERTIES, LTD.
INDEX TO FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULE
(Item 15 (a))

                                                                                                                                                                                    References
Page References
Report of Independent Registered Public Accounting Firm	F-1
Balance sheets as of December 31, 2010 and 2009	F-2
For each of the three years ended December 31, 2010, 2009 and 2008:
Statements of income	F-3
Statements of partners' equity	F-4
Statements of cash flows	F-5
Notes to financial statements	F-6 - F-10
Schedule:
III - Real estate and accumulated depreciation	F-11 - F-12

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Public Storage Properties, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties, Ltd. (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties, Ltd. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

March 25, 2011
Los Angeles, California

PUBLIC STORAGE PROPERTIES, LTD.
BALANCE SHEETS
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$273,000	$422,000
Rent and other receivables	50,000	68,000
Due from affiliates	-	559,000

Real estate facilities, at cost:
Buildings, land improvements and equipment	10,397,000	10,296,000
Land	2,476,000	2,476,000
	12,873,000	12,772,000
Less accumulated depreciation	(9,738,000)	(9,588,000)
	3,135,000	3,184,000

Other assets	46,000	47,000

Total assets	$3,504,000	$4,280,000

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued liabilities	$134,000	$111,000
Deferred revenue	168,000	165,000
Total liabilities	302,000	276,000

Commitments and contingencies (Note 8)

Partners’ equity:
Limited partners’ equity, $500 per unit, 20,000 units authorized, issued and outstanding	2,377,000	2,973,000
General partners’ equity	825,000	1,031,000

Total partners’ equity	3,202,000	4,004,000

Total liabilities and partners’ equity	$3,504,000	$4,280,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES, LTD.
STATEMENTS OF INCOME
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

REVENUES:

Rental income	$7,172,000	$7,302,000	$7,621,000
Other income	213,000	203,000	251,000

	7,385,000	7,505,000	7,872,000

COSTS AND EXPENSES:

Cost of operations	1,460,000	1,449,000	1,526,000
Management fees paid to affiliate	430,000	438,000	457,000
Depreciation	150,000	147,000	142,000
General and administrative	86,000	85,000	98,000

	2,126,000	2,119,000	2,223,000

NET INCOME	$5,259,000	$5,386,000	$5,649,000

Allocation of Net Income:
Limited partners’ share of net income	$3,707,000	$4,059,000	$4,266,000
General partners’ share of net income	1,552,000	1,327,000	1,383,000

	$5,259,000	$5,386,000	$5,649,000

Limited partners’ share of net income per unit (20,000 units outstanding)	$185.35	$202.95	$213.30

See accompanying notes.

PUBLIC STORAGE PROPERTIES, LTD.
STATEMENTS OF PARTNERS’ EQUITY
For the years ended December 31, 2010, 2009 and 2008

	Limited Partners	General Partners	Total Partners’ Equity

Balance at December 31, 2007	$2,579,000	$895,000	$3,474,000

Net income	4,266,000	1,383,000	5,649,000

Cash distributions	(3,980,000)	(1,380,000)	(5,360,000)

Equity transfer	(71,000)	71,000	-

Balance at December 31, 2008	2,794,000	969,000	3,763,000

Net income	4,059,000	1,327,000	5,386,000

Cash distributions	(3,820,000)	(1,325,000)	(5,145,000)

Equity transfer	(60,000)	60,000	-

Balance at December 31, 2009	2,973,000	1,031,000	4,004,000

Net income	3,707,000	1,552,000	5,259,000

Cash distributions	(4,500,000)	(1,561,000)	(6,061,000)

Equity transfer	197,000	(197,000)	-

Balance at December 31, 2010	$2,377,000	$825,000	$3,202,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES, LTD.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:

Net income	$5,259,000	$5,386,000	$5,649,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	150,000	147,000	142,000
Decrease (increase) in rent and other receivables	18,000	(8,000)	(7,000)
Decrease (increase) in due from affiliates	559,000	(559,000)	-
Decrease in other assets	1,000	20,000	11,000
Increase (decrease) in accounts payable and accrued liabilities	23,000	(25,000)	48,000
Increase (decrease) in deferred revenue	3,000	(25,000)	7,000
Total adjustments	754,000	(450,000)	201,000

Net cash provided by operating activities	6,013,000	4,936,000	5,850,000

Cash flows from investing activities:

Additions to real estate facilities	(101,000)	(171,000)	(247,000)

Net cash used in investing activities	(101,000)	(171,000)	(247,000)

Cash flows from financing activities:

Distributions paid to partners	(6,061,000)	(5,145,000)	(5,360,000)

Net cash used in financing activities	(6,061,000)	(5,145,000)	(5,360,000)

Net (decrease) increase in cash and cash equivalents	(149,000)	(380,000)	243,000

Cash and cash equivalents at the beginning of the year	422,000	802,000	559,000

Cash and cash equivalents at the end of the year	$273,000	$422,000	$802,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

1.	Description of Partnership

Public Storage Properties, Ltd. (the “Partnership”, “we” or “our”) is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in November 1976.  The Partnership raised $10,000,000 in gross proceeds by selling 20,000 units of limited partnership interest ("Units") in an interstate offering, which commenced in October 1977 and completed in January 1978.  The general partners in the Partnership are Public Storage, formerly Public Storage, Inc., (herein referred to as “Public Storage” or “PS”) and B. Wayne Hughes (“Hughes”).

The Partnership was formed to engage in the business of developing and operating self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  The Partnership owns nine self-storage facilities located in California which are managed pursuant to a management agreement by PS under the “Public Storage” name.

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

Financial Instruments:

We have estimated the fair value of financial instruments using available market information and generally accepted valuation methodologies.  Considerable judgment is required in interpreting market data to develop estimates of market value.  Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

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

Real Estate Facilities and Evaluation of Asset Impairment:

Real estate facilities are recorded at cost.  Costs associated with the development, construction, renovation and improvement of properties are capitalized.  Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized as building cost.  Expenditures for repairs and maintenance are expensed when incurred.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which generally range from 5 to 25 years.  At December 31, 2010, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development costs of such buildings are fully depreciated.

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

Deferred Revenue:

Deferred revenue totaling $168,000 at December 31, 2010 ($165,000 at December 31, 2009), consists of prepaid rents, which are recognized as rental income when earned.

Environmental Cost:

Our policy is to accrue environmental assessments and/or remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated.  Although there can be no assurance, we are not aware of any environmental contamination at any of our facilities, which, individually or in the aggregate, would be material to our overall business, financial condition or results of operations.

Income Taxes:

The Partnership is treated as a partnership for federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the Partnership Agreement.  Accordingly, no federal income tax expense is recorded by the Partnership.

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

Recent Accounting Pronouncements and Guidance:

As of March 25, 2011, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2010, that we estimate would have a future material impact upon reporting the operations or financial position of the Partnership.

Segment Reporting:

The Partnership only has one reportable segment.

3.	Cash Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly.  During 2010, we paid distributions to the limited and general partners totaling $4,500,000 ($225.00 per unit) and $1,561,000, respectively.  During 2009, we paid distributions to the limited and general partners totaling $3,820,000 ($191.00 per unit) and $1,325,000, respectively.  During 2008, we paid distributions to the limited and general partners totaling $3,980,000 ($199.00 per unit) and $1,380,000, respectively.  Future distribution rates may be adjusted to levels which are supported by operating cash flow after provisions for capital improvements and any other obligations.

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

Management Agreement and Shared Expenses with PS

The Partnership has a management agreement (the “Management Agreement”) with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined).  For 2010, 2009 and 2008, the Partnership paid PS $430,000, $438,000 and $457,000, respectively, under this Management Agreement.

The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

The Partnership’s facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies.  Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities.  As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities.  The total of such expenses, substantially all of which are included in cost of operations in our accompanying statements of income, amounted to $683,000, $708,000 and $737,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Ownership of Limited Partnership Interest by the General Partners

As of December 31, 2010, PS owns 6,274 Units, as to which PS has sole voting and dispositive power and Hughes owns 6,000 Units.

In addition, as of December 31, 2010, 196 Units are owned by PS Orangeco Partnerships, Inc., a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS management and related individuals own approximately 6%.

Captive Insurance Activities with PS

The Partnership has a 0.9% ownership interest in STOR-Re Mutual Insurance Corporation (“STOR-Re”), which was formed in 1994 as an association captive insurance company, and is controlled by PS.  The Partnership accounts for its investment in STOR-Re, which is included in other asset on our accompanying balance sheets, on the cost method, and has received no distributions during the three years ended December 31, 2010.

STOR-Re provides limited property and liability insurance coverage to the Partnership, PS, and affiliates for losses occurring before April 1, 2004.  STOR-Re was succeeded with respect to these activities for losses occurring after March 31, 2004 by PS Insurance Company - Hawaii, Ltd. (“PSICH”), a wholly-owned subsidiary of PS.

The following table sets forth certain condensed consolidated financial information (unaudited) with respect to STOR-Re (representing 100% of this entity’s operations and not the Partnership’s pro-rata share):

	2010	2009
	(Amount in thousands)
For the year ended December 31,
Net investment income	$379	$332
Loss and loss adjustment (expense) benefit	(580)	444
Other expenses	(156)	(199)
Net (loss) income	$(357)	$577

At December 31,
Total assets (primarily cash and other investments)	$21,506	$20,367
Liabilities for losses and loss adjustment expenses	3,141	4,065
Other liabilities	2,867	1,613
Member’s surplus	15,498	14,689

Premiums paid to PSICH for the years ended December 31, 2010, 2009 and 2008 were $45,000, $45,000 and $55,000, respectively.

Other Activities with PS

PSICH also reinsures insurance policies providing certain coverage for losses to goods stored by tenants in the Partnership’s and PS’ storage facilities.  PSICH receives the premiums and bears the risks associated with the re-insurance.  The Partnership receives a fee (an “Access Fee”) from PSICH in return for providing tenant listings.  This Access Fee is based on the number of spaces the Partnership has to rent.  Included in other income are Access Fees totaling $211,000, $196,000 and $215,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

PUBLIC STORAGE PROPERTIES, LTD.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

A subsidiary of PS sells locks and boxes to the general public and tenants to be used in securing their spaces and moving their goods.  The subsidiary of PS receives the revenues and bears the cost of the activities, and pays the Partnership rent for any space it uses at the Partnership’s facilities in conducting its activities.  Included in rental income is rent received by the Partnership with respect to this space totaling $5,000 for each of the years ended December 31, 2010, 2009 and 2008.

Due from Affiliates

At December 31, 2009, the Partnership was owed $559,000 from affiliates of PS.  These amounts arose in December 2009 from the timing of the settlement of shared costs and were collected in January 2010.

6.	Taxes Based on Income

Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

Taxable net income (unaudited) was $5,273,000, $5,023,000 and $5,516,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation and capitalization methodologies.

7.	Supplementary Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Rental Income	$1,776,000	$1,811,000	$1,801,000	$1,784,000
Cost of Operations (including management fees and depreciation)	$534,000	$535,000	$504,000	$467,000
Net Income	$1,261,000	$1,298,000	$1,341,000	$1,359,000
Net Income Per Limited Partner Unit	$38.40	$49.90	$49.05	$48.00
Cash Distributions	$1,939,000	$1,159,000	$1,400,000	$1,563,000

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Rental Income	$1,858,000	$1,840,000	$1,820,000	$1,784,000
Cost of Operations (including management fees and depreciation)	$540,000	$515,000	$503,000	$476,000
Net Income	$1,340,000	$1,331,000	$1,376,000	$1,339,000
Net Income Per Limited Partner Unit	$49.00	$50.55	$51.75	$51.65
Cash Distributions	$1,401,000	$1,239,000	$1,320,000	$1,185,000

8.	Commitments and Contingencies

Legal Matters

PS and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time.  We believe that it is unlikely that the outcome of these pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon the results of our operations or financial position.

Public Storage Properties, Ltd.
Schedule III - Real Estate and Accumulated Depreciation

	Initial Cost			Gross Carrying Amount at December 31, 2010
Description	Land	Buildings & Equipment	Costs Subsequent to Construction (Improvements)	Land	Buildings & Equipment	Total	Accumulated Depreciation	Date Completed

California

Pasadena	$327,000	$515,000	$350,000	$327,000	$865,000	$1,192,000	$816,000	08/78
Whittier - El Monte	166,000	763,000	438,000	134,000	1,233,000	1,367,000	1,203,000	07/78
Fremont	112,000	741,000	552,000	112,000	1,293,000	1,405,000	1,187,000	11/78
Milpitas	198,000	649,000	415,000	195,000	1,068,000	1,263,000	958,000	11/78
Wilmington	815,000	1,336,000	799,000	815,000	2,134,000	2,949,000	2,023,000	08/78
Sun Valley	329,000	611,000	390,000	329,000	1,001,000	1,330,000	955,000	10/78
Corona	155,000	757,000	407,000	155,000	1,164,000	1,319,000	1,070,000	12/78
Norco	95,000	456,000	257,000	95,000	713,000	808,000	649,000	12/78
North Hollywood	314,000	553,000	373,000	314,000	926,000	1,240,000	877,000	12/79

	$2,511,000	$6,381,000	$3,981,000	$2,476,000	$10,397,000	$12,873,000	$9,738,000

          Note:  Buildings are depreciated over a useful life of 25 years.

Public Storage Properties, Ltd.
Schedule III - Real Estate and Accumulated Depreciation
(continued)

Reconciliation of Real Estate Cost and Accumulated Depreciation

COST RECONCILIATION

	2010	2009

Balance at the beginning of the year	$12,772,000	$12,601,000

Additions during the year: Improvements	101,000	171,000

Balance at the end of the year	$12,873,000	$12,772,000

ACCUMULATED DEPRECIATION RECONCILIATION

	2010	2009

Balance at the beginning of the year	$9,588,000	$9,441,000

Depreciation expense	150,000	147,000

Balance at the end of the year	$9,738,000	$9,588,000

(a)	The aggregate depreciable cost prior to depreciation of real estate (excluding land) for federal income tax purposes is $9,280,000 (unaudited).